Form 10-Q
period 2015-03-31
Code Rebel Corp
filed 2015-06-25
CIK 1613011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 001-37377

CODE REBEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-4825060
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

77 Ho’okele Street, Suite 102 Kahului, Hawaii	96732
(Address of principal executive offices)	(Zip Code)

(808) 871-6496
Registrant’s telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 22, 2015, 12,682,714 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

CODE REBEL CORPORATION
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2015

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE REBEL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$450,172	$632,316
Accounts receivable	3,118	13,093
Deposit and prepaid expense	1,625	2,152
TOTAL CURRENT ASSETS	454,916	647,561

Intangible assets, net	12,743	13,292
TOTAL ASSETS	$467,659	$660,853

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$240,493	$212,297
Interest payable	61,674	39,869
Warrant liabilities	80,500	68,000
Convertible note payables, net	1,324,427	718,658
Payable to related party	113,736	444,405
TOTAL CURRENT LIABILITIES	1,820,831	1,483,228

LONG TERM LIABILITIES
Line of credit	49,516	49,629
Convertible note payables, net	238,148	606,430
TOTAL NON-CURRENT LIABILITIES	287,663	656,059

TOTAL LIABILITIES	2,108,495	2,139,288

STOCKHOLDERS' DEFICIT
Common Stock, $0.0001 par value, 20,000,000 shares authorized, 10,000,000
shares issued and outstanding as of March 31, 2015 and December 31, 2014	1,000	1,000
Additional paid-in capital	109,378	109,378
Accumulated deficit	(1,751,214)	(1,588,813)
TOTAL STOCKHOLDERS' DEFICIT	(1,640,836)	(1,478,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$467,659	$660,853

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CODE REBEL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net Revenues	$36,700	$44,362
Cost of revenues	61,120	19,523
Gross profit (loss)	(24,420)	24,840

Operating Expenses:
Depreciation and amortization expense	549	1,737
Advertising and promotion	3,047	11,083
Professional expenses	73,026	69,110
General and administration expenses	38,780	5,630
Total operating expenses	115,402	87,560
Loss from operations	(139,822)	(62,720)

Other Expenses:
Interest expense	19,781	864
Amortization of debt discount	2,798	-
Total Other Expense	22,579	864

Loss before income taxes	(162,401)	(63,583)

Provision for income taxes	-	-

Net loss	$(162,401)	$(63,583)

Net loss per share
Basic and Diluted:	$(0.02)	$(0.01)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	10,000,000	10,000,000
Diluted	10,000,000	10,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CODE REBEL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit

Balance as of January 1, 2014	10,000,000	$1,000	$(908,871)	$(798,493)
(Reorganization date)
Net loss for the year ended December 31, 2014	-	-	(679,942)	(679,942)
Balance as of December 31, 2014	10,000,000	$1,000	$(1,588,813)	$(1,478,435)
Net loss for the three month period ended March 31, 2015	-	-	(162,401)	(162,401)
Balance as of March 31, 2015	10,000,000	$1,000	$(1,751,214)	$(1,640,836)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CODE REBEL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net loss	$(162,401)	$(63,583)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	549	1,737
Interest from discount on debt	2,798	-

Decrease in current assets:
Accounts receivable	9,975	(6,292)
Deposit and prepaid expense	526	(889)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	25,386	5,998
Accrued interest	21,805	-
Net cash used in operating activities	(101,361)	(63,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	250,000	-
Procceds from (repayment to) related party, net	(330,669)	79,509
Procceds from (repayment of) line of credit, net	(114)	(108)
Net cash (used in) provided by financing activities	(80,783)	79,400

Net increase (decrease) in cash and cash equivalents	(182,144)	16,371

Cash and cash equivalents, at the beginning of the period	632,316	3,323

Cash and cash equivalents, at the end of the period	$450,172	$19,694

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$786	$864

Non- cash investing and financing activities:
Sale of office condominium as payment to related party		$117,041
Assumption of mortgage by related party on sale of building		$329,837
Warrants granted on note payables	$12,500	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CODE REBEL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

Organization

Code Rebel Corporation (the “Company,” “we” or “our”) was organized under the laws of the State of Delaware on May 8, 2014.

Code Rebel, LLC was organized under the laws of the State of Hawaii on April 27, 2007.  The idea behind Code Rebel was to create a new remote access protocol that would allow the user to access a specific application on a remote Mac computer.  After two years of development, the protocol concept was extended to enable the merging of remote Mac desktops with local Windows desktops.  Finally, the company developed the full iRAPP Protocol specification, multi-user terminal server for Mac (iRAPP TS), client-side application for Windows (iRAPP Client for Windows) and client-side application for Mac (iRAPP Client for Mac). After multiple requests from customers in 2008 and 2009, the support for Microsoft's Remote Desktop Protocol (RDP) has been added.  Today, customers can connect to a remote Mac using iRAPP Client or any existing RDP Client.  Code Rebel is also distributing iRAPP Terminal Server under single-user license as "iRAPP".  The iRAPP TS provides a wide range of usage cases.  Our customers are using iRAPP TS to build OSX/iOS applications, access and print corporate documents, run shared business applications, perform quality assurance, control and maintain servers and personal computers remotely.  Code Rebel's Load Balancing solution (free addition to iRAPP TS), allows customers to create a cluster of terminal servers, so multiple users can access multiple servers, using a single entry point.

Reorganization

On May 20, 2014, the Company and the members of Code Rebel, LLC entered into a securities exchange agreement (“Agreement”) for 10,000,000 common shares of Code Rebel Corporation.  Upon consummation of the Agreement, Code Rebel, LLC became a wholly owned subsidiary of Code Rebel Corporation (“Reorganization”) and the members of Code Rebel, LLC became 100% owners of Code Rebel Corporation.

The Reorganization transaction was accounted for as a roll-up of entities under common control.  As such, the Company recognized the assets and liabilities of the entities acquired in the Reorganization at their historical carrying amounts.  As such, the Reorganization date of January 1, 2014 was used as inception for the financial statements.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Company’s December 31, 2014 financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (No. 333-203089) filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Principles of Consolidation
The consolidated financial statements include the accounts of Code Rebel Corporation and its wholly owned subsidiary Code Rebel, LLC.  All inter-company accounts and transactions have been eliminated in the preparation of these consolidated statements.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Cash and Cash Equivalents
Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  At March 31, 2015 and December 31, 2014, the Company had approximately $184,000 in cash, not covered by insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Revenue Recognition
The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes".  Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

The Company has significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at December 31, 2014 and 2013.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

The Company’s federal and state income tax returns for the tax years 2011, 2012, 2013 and 2014 remain subject to examination for federal and state taxes.

Property & Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.  The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

On December 31, 2014, fixed assets valued at $7,828 that were fully depreciated were disposed.

For the three month periods ended March 31, 2015 and 2014, depreciation expense was $0 and $238, respectively.

Earnings per Share (EPS)
We utilize FASB ASC 260, “Earnings per Share.”  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive.

	March 31,
	2015	2014

Net loss	$(162,401)	$(63,583)

Net loss per share
Basic and Diluted:	$(0.02)	$(0.01)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	10,000,000	10,000,000
Diluted	10,000,000	10,000,000

Recently Issued Accounting Pronouncements
The Company has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2015 and December 31, 2014:

Description	March 31, 2015	December 31, 2014
Microsoft License	$10,000	$10,000
Development Costs	33,951	33,951
Trademark	6,714	6,714
Total intangible assets	50,665	50,665

Less: Accumulated amortization	(37,922)	(37,373)

Intangible Assets, net	$12,743	$13,292

Development costs are amortized over 3 years.  Licenses are amortized over 5 years.

Trademarks for $6,714 were deemed to have indefinite lives and are not amortized but are tested for impairment annually.  As of March 31, 2015, the Company concluded there was no impairment.

Amortization expense was $549 and $1,499 for the three month periods ended March 31, 2015 and 2014, respectively.

Amortization for the Company’s intangible assets over the next three fiscal years from March 31, 2015 is estimated to be:

2016	$2,010
2017	2,010
2018	2,010
$6,030

Note 4 – RELATED - PARTY TRANSACTIONS

As of March 31, 2015 and 2014, the Company contracted services from a related company controlled by a member and officers of the Company.  Contracted services included development, rent and administrative services that amounted to $80,173 and $21,447, respectively, during the three month periods ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, the Company had amounts payable to the related company of $113,736 and $444,405, respectively.

Note 5 – LINE OF CREDIT

Code Rebel, LLC obtained a line of credit with First Hawaii Bank on May 21, 2012 for $50,000 with an adjustable interest rate.  The terms of the current line of credit are interest at 6.4635% per annum, minimum monthly payments of $263.38 for interest with final payment due by May 31, 2016.   As of March 31, 2015, the Company had an aggregate outstanding balance of $49,516.  The Company paid interest of $786 and $792 for the three month periods ended March 31, 2015 and 2014, respectively, on the line of credit.  Arben Kryeziu, our Chairman and Chief Executive Officer, has personally guaranteed the line of credit.

Note 6 – NOTE PAYABLES

Convertible Note Payables
In 2014 and during the three-month period ended March 31, 2015, the Company made an offering to several institutional and accredited investors up to an aggregate of $4,000,000 of Company notes in exchange for a payment of $4,000,000 of consideration to the Company.  The notes entitle the holders to purchase shares of the Company’s equity securities.  The notes are unsecured and are convertible into conversion shares on the happening of the earlier of the following transactions:

  Next Equity Financing: The principal and accrued interest will be automatically converted into conversion shares upon the closing of the Next Equity Financing.  Notwithstanding the foregoing, the interest accrued on the note may be paid in cash upon the option of the Company.
  Corporate Transaction: In the event of a Corporate Transaction prior to the full payment of the note or prior to a time when the note may be converted, at lender’s election, (i) all outstanding principal and unpaid accrued interest due on such note shall be converted into conversion shares; or (ii) the lender shall be paid an amount equal to all accrued and unpaid interest due on such notes plus the outstanding principal amount of such note.
Since the notes are convertible subject to the happening of a contingent event, no beneficial conversion feature was recorded on the notes.  There is no minimum aggregate amount of consideration that must be received by the Company to complete the offering and sale of up to $4,000,000.  In return for the consideration paid by the lender, simultaneous with the sale and issuance of the note, the Company shall also issue to the lender a warrant entitling the lender or other holder thereof to purchase that number of shares of common stock as shall be determined by (a) dividing 5% of the consideration paid by the lender, by (b) exercise price.  The exercise price of the warrant shall be equal to:

  Except for the Fundamental Transaction, the lower of (a) 80% of the price per share paid for Equity Securities by the investors in the Next Equity Financing, or (b) the quotient resulting from dividing (x) $10,000,000 by (y) the number of shares of fully diluted common stock of the Company immediately prior to the closing of the Next Equity Financing.; or
  With respect to the Fundamental Transaction, the quotient resulting from dividing (x) $10,000,000 by (y) the number of shares of fully diluted common stock of the Company immediately prior to the closing of the Fundamental Transaction.
The company has issued $1,610,000 of unsecured convertible note payables as of March 31, 2015.  Terms of the notes include interest accrual at the rate of six percent (6%) per annum, compounded annually.

Due date of the note	Amount of warrants	Notes payable amount

December 18, 2015	$24,250	$485,000
December 19, 2015	10,000	200,000
December 19, 2015	2,500	50,000
January 2, 2016	7,500	150,000
January 29, 2016	6,250	125,000
February 4, 2016	12,500	250,000
February 5, 2016	5,000	100,000
August 18, 2016	12,500	250,000
	80,500	1,610,000
Discount on debt from warrants granted		(47,425)
Convertible note payables, net		1,562,575

As of March 31, 2015, total loans outstanding were classified as follows:

Current portion	$1,324,427
Long term portion	238,148
$1,562,575

A maturity of these loans is as follows as of March 31, 2015:

2016	$1,324,427
2017	238,148
$1,562,575

Note 7 – STOCK WARRANTS

As of March 31, 2015, the Company has $80,500 in stock warrant liabilities from the eight notes payables discussed in note 6.  In return for the consideration paid by the lender, simultaneous with the sale and issuance of the note, the Company issued to the lender a warrant entitling the lender or other holder thereof to purchase that number of shares of common stock as shall be determined by (a) dividing 5% of the consideration paid by the lender, by (b) the exercise price. The exercise price of the warrant shall be equal to:
  Except for the Fundamental transaction, the lower of (a) 80% of the price per share paid for Equity Securities by the investors in the Next Equity Financing, or (b) the quotient resulting from dividing (x) $10,000,000 by (y) the number of shares of fully diluted common stock of the Company immediately prior to the closing of the Next Equity Financing.; or
  With respect to the Fundamental Transaction, the quotient resulting from dividing (x) $10,000,000 by (y) the number of shares of fully diluted common stock of the Company immediately prior to the closing of the Fundamental Transaction.
As of March 31, 2015, the Next Equity Transaction or the Fundamental Transaction did not happen, hence the warrants have not yet been exercised.

Note 8 –STOCKHOLDERS’ DEFICIT

Common Stock
The Company has 20,000,000 shares of Common Stock authorized at a par value of $0.0001 as of March 31, 2015.  There were 10,000,000 shares issued and outstanding from the Reorganization on May 20, 2014.  Each Common share has one (1) vote.

Dividend Policy
The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 9 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three-month periods ended March 31, 2015 and 2014:

Income Tax Expense	March 31,
	2015	2014
Current	$-	$-
Deferred	-	-
Total	$-	$-

The following are the components of loss before income tax reflected in the Statement of Operations for the three-month periods ended March 31, 2015 and 2014:

Components Of Loss Before Income Tax	March 31,
	2015	2014
Loss before income tax	$(162,401)	$(63,583)

Income tax	$-	$-

Effective tax rate	0%	0%

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the three-month periods ended March 31, 2015 and 2014:

Income Tax Rate Reconciliation	March 31,
	2015		2014
US statutory rates	34%		34%
Loss from operations	(34	) %	(34	) %
Tax expense at actual rate	-%		-%

Note 10 –SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued.  Management concluded that no additional subsequent events other than the disclosure below, required disclosure in these financial statements.

All of our 6% unsecured promissory notes were converted into 1,681,731 shares of our common stock contemporaneously with the closing of our initial public offering on May 19, 2015.  Pursuant to the terms of the 6% unsecured promissory note and warrant agreements with the investors, upon completion of a “net equity financing” in the amount of $750,000 or more (including an initial public offering), all of the principal and accrued interest under the notes were to automatically convert into shares of our common stock at a conversion price equal to the lower of (i) 80% of the sale or implied price of our common stock in such net equity financing (in the case of the public offering of shares of our common stock at $5.00 per share, the conversion price would be $4.00 per share) or (ii) a price based on dividing $10,000,000 by the number of our outstanding shares of common stock immediately prior to such net equity financing (in this case, the conversion price would be $1.00 per share, because as of the date of our initial public offering there were 10,000,000 outstanding shares of common stock).  If not earlier converted, the notes were to mature 18 months after the date of their issuance.  The terms of the convertible note financing were negotiated with the lead unaffiliated institutional investor and were significantly impacted by the then current legal proceedings involving our company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended.  These statements reflect our current expectations of the future results of our operations, performance and achievements.  Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have tried, wherever possible, to identify these statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions.  These statements reflect our management’s current beliefs and are based on information now available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2015 and in future periods to differ materially from those expressed in, or implied by, such statements.  Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.  Important factors that could cause actual results to differ materially from those in the forward- looking statements include: a decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; changes in government regulation; the ability to complete customer transactions, and other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us.  Should one or more of these or other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.  Additional risks, uncertainties and other factors are set forth under “Risk Factors” in the Company’s initial public offering prospectus, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2015 and in future reports we file with the SEC.  Readers of this Form 10-Q should not place undue reliance on any forward-looking statements.  Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

You should read the following discussion and analysis of the financial condition and results of operations of our company together with the financial statements and the related notes presented in Part I, Item I of this Form 10-Q.

Overview

As used in this report, the terms “we,” “us,” “our,” “Code Rebel” or the “Company” mean Code Rebel Corporation and its subsidiary (unless the context indicates a different meaning).

We develop, market and license our proprietary iRAPP® terminal services products that allow users of Windows-based personal computers (“PCs”) and Apple Inc. computers (“Macs”) to simultaneously access programs on their PCs and Macs through a single device using a single monitor, mouse and keyboard.  Our software provides the seamless interaction of a remote or locally-networked Mac OS X server in a merged PC/Mac desktop environment.  Our business strategy is closely tied to the continuing development and market penetration of Mac products into the enterprise and commercial business environments.  We recently completed our product development phase and are currently commercially marketing and licensing multiple software products grouped into three product families: client-side products, terminal server products and access products.  We have one operating and reportable business segment.

Our revenue model is based on the sale of software licenses and support and maintenance subscriptions.  Enterprise customers currently pay a base license fee of $179 per user, per server.  Single-user customers pay a flat license fee of $79.  iRAPP and iRAPP TS may be licensed by customers and immediately downloaded from our corporate ecommerce website.  Customers also have the option to download our 14-day free trial via Apple’s office website.

Support and maintenance subscriptions are charged at 20% of the customer’s license fee, recurring annually.  Subscribed customers receive the latest version of iRAPP with a valid support and maintenance contract in place.  We offer a 25% discount on license fees for resellers, educational institutions and non-profit organizations.

We market and distribute our software products through direct sales and our reseller program.  We currently have a network of 17 resellers located in nine countries.  As of March 31, 2015, we had issued a total of 19,228 licenses for the use of our iRAPP terminal services products.  These licenses included 2,131 paid customer licenses and 17,097 free-of-charge licenses for trial use of our products.  Substantially all of our paid licenses began as free-of-charge trial licenses that were subsequently converted by licensees to our payment terms (and are counted only once as paid licenses in the breakdown above).  Based on experience, we believe approximately 10% of all new trial licenses are ultimately converted into paid licenses.  As of March 31, 2015, our paid licenses were held by 1,786 single-user licensees, as well as 345 corporate licensees supporting 60 individual users each on average, totaling approximately 22,646 paid users.  Our five largest customers (by revenue) are Bloomberg L.P., Wells Fargo & Co., Morgan Stanley, United Services Automobile Association and International Business Machines Corp.  We have also licensed our software to educational institutions such as the University of California, University of Texas and University of Missouri.

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	our ability to enter into additional license agreements, to expand and diversify our customer base, and to extend the geographic areas we serve;

•	our ability to attract competent, skilled technical and marketing professionals and sub-contractors for our operations at acceptable prices to manage our overhead;

•	our ability to raise additional equity capital, if and when needed; and

•	our ability to control our costs of operations as we expand our infrastructure and capabilities.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

We believe that, of the significant accounting policies discussed in Note 2 of Notes to Unaudited Condensed Financial Statements, the following accounting policy requires our most difficult, subjective or complex judgments in the preparation of our financial statements.

Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Results of Operations

For the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014

The following table sets forth the results of our operations for the three-month period ended March 31, 2015 as compared to our results of operations for the three-month period ended March 31, 2014.

	Three Months ended March 31,
	2015	2014
Statement of Operations Data:
Net revenues	$36,700	$44,362
Cost of revenues	$61,120	$19,523
Gross margin	(67)%	56%
Operating expenses:
Depreciation and amortization expenses	$549	$1,737
Advertising and promotion expenses	3,047	11,083
Professional expenses	73,026	69,110
General and administrative expenses	38,780	5,630
Total operating expenses	$115,402	$87,560
Loss from operations	$(139,822)	$(67,720)
Total other expense	$22,579	$864
Loss before provision for income taxes	$(162,401)	$(63,583)
Provision for income taxes	-	-
Net loss	$(162,401)	$(63,583)

Revenue

We reported a net loss of approximately $162,401 for the three months ended March 31, 2015 as compared to a net loss of $63,583 in the three months ended March 31, 2014.  Our revenues decreased by 17% to $36,700 for the three months ended March 31, 2015, from $44,362 in the three months ended March 31, 2014.  The decline in revenue was primarily attributable to a decrease in sales through resellers.

All of our revenue during the three months ended March 31, 2015 and 2014 was attributable to licenses for our iRAPP products.  Our resellers accounted for 6%, or $2,023, of all license sales for the three months ended March 31, 2015 and direct online sales through our website accounted for 94%, or $34,677, of license sales.  For the same period of 2014, 37%, or $16,257, of all license sales were through our resellers in the first three months of 2014 and 63%, or $28,105, were through direct online sales in 2014.  The decrease in sales through resellers was primarily due to the timing of license renewals, as most large customers who license our products through resellers are expected to renew their licenses in the second quarter of 2015.  The 23% increase in direct online sales was related to the optimization of our advertising with “Google clicks”.

Cost of Revenue

Cost of revenue was $61,120 for the three months ended March 31, 2015 compared to $19,523 for the three months ended March 31, 2014, an increase of $41,597, or 213%.  Research and development expenditures were approximately $58,460 for the three months ended March 31, 2015, compared to $16,468 for the three months ended March 31, 2014.  The $41,992, or 255%, increase in research and development expense was attributed to developing new features in our licensing system that allows direct access by resellers, releasing a new remote printing feature for Windows and replacing the web portal and integrating it with the iRAPP products’ accounting software.  Also included in cost of revenue were technological infrastructure costs, web hosting costs and merchant fees.  For the three-month period ended March 31, 2015, technological infrastructure costs, web hosting costs and merchant fees were $2,660, compared to $3,055 for the three months ended March 31, 2014.

Operating Expenses

Our operating expenses primarily consist of depreciation and amortization, advertising and promotion, professional and general and administrative expenses.  Our expenses may fluctuate from period to period based on the extent of our marketing efforts.

Our total operating expenses increased by 32% to $115,402 for the three-month period ended March 31, 2015, compared to $87,560 for the three months ended March 31, 2014.  The increase in operating expenses was primarily attributable to the increase of our general and administrative expenses.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses primarily consist of office equipment, corporate trademarks, our Microsoft license and initial software development costs, which totaled $549 for the three-month period ended March 31, 2015, compared to $1,737 for the same period in 2014.  The decrease in depreciation and amortization expenses was primarily due to our office equipment and our Microsoft license being fully depreciated in 2014.

Advertising and Promotion Expenses

Our sales and marketing expenses were approximately $3,047 for the three months ended March 31, 2015, compared to $11,083 for the three months ended March 31, 2014.  The decrease in sales and marketing expenses of $8,036, or 73%, was a direct result of optimizing our “Google clicks.”

Professional Expenses

Our professional expenses primarily consist of legal, accounting and consulting professional fees.  Our professional expenses increased by 6%, from $69,110 for the three months ended March 31, 2014 to $73,026 for the three months ended March 31, 2015.  Legal expenditures were $58,473 for the three months ended March 31, 2015, compared to $68,087 for the three months ended March 31, 2014, a decrease of $9,614, or 14%.  Legal expenses incurred during the first three months ended March 31, 2014 related to a lawsuit filed by Aqua Connect for reverse engineering, breach of contract, false promise, unjust enrichment and violation of the California Business and Professional Code.  The case was dismissed and a judgment in our favor was entered in August 2014, and a related federal action was settled in September 2014.  The legal expenses we incurred in the three months ended March 31, 2015 were due to the preparation of documents related to the transitioning of our company from a privately held company to a publicly traded corporation pursuant to an anticipated initial public offering of our common stock.  Accounting expenditures were $14,553 for the three months ended March 31, 2015, compared to $1,023 for the three months ended March 31, 2014, an increase of $13,510.  Accounting expenditures increased for the three months ended March 31, 2015 as a result of accounting assistance required for the preparation of our initial public offering.

General and Administrative Expenses

Our general and administrative expenses primarily consist of salaries and other costs of employment of our executive, finance and administration staff. General and administrative expenditures were approximately $38,780 for the three months ended March 31, 2015, compared to $5,630 for the three months ended March 31, 2014, an increase of 589%, or $33,150.  The increase in general and administrative expenditures was primarily the result of additional management costs of $26,189 that were required for the preparation of our initial public offering.  In addition, our rent and utilities increased by $3,212 for the three months ended March 31, 2015, as we moved into a larger office in the same office building.

Interest and Debt Amortization Expenses

Our interest and amortization of debt discount expenses totaled approximately $22,579 for the three months ended March 31, 2015, compared to $864 for the three months ended March 31, 2014.  In the three months ended March 31, 2014, we incurred interest expenses of $893 from our line of credit with First Hawaii Bank and $71 from our business credit card, compared to only $786 in interest on our line of credit for the three months ended March 31, 2015.  For the three months ended March 31, 2015 debt discount expenses were primarily attributable to interest of $18,995 on our 6% unsecured convertible promissory notes payable, and our amortization of debt discount expense was $2,798, whereas in 2014 we had no debt discount expenses, because our 6% unsecured convertible promissory notes had not yet been issued.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

To finance our transition from a privately held company to a publicly traded corporation, we obtained funding from the issuance of 6% unsecured convertible promissory notes.  Effective as of September 30, 2014, we completed a private placement of $1,360,000 in aggregate principal amount of our 6% unsecured promissory notes and warrants to purchase 68,000 shares of common stock to seven unaffiliated institutional and individual accredited investors.  In February 2015, we issued an additional promissory note for $250,000, on the same terms as our 2014 6% unsecured promissory notes, together with warrants to purchase 12,500 shares of common stock, to an unaffiliated accredited investor.  All of our 6% unsecured promissory notes were converted into 1,681,731 shares of our common stock contemporaneously with the closing of our initial public offering on May 19, 2015.  Pursuant to the terms of the 6% unsecured promissory note and warrant agreements with the investors, upon completion of a “net equity financing” in the amount of $750,000 or more (including an initial public offering), all of the principal and accrued interest under the notes were to automatically convert into shares of our common stock at a conversion price equal to the lower of (i) 80% of the sale or implied price of our common stock in such net equity financing (in the case of the public offering of shares of our common stock at $5.00 per share, the conversion price would be $4.00 per share) or (ii) a price based on dividing $10,000,000 by the number of our outstanding shares of common stock immediately prior to such net equity financing (in this case, the conversion price would be $1.00 per share, because as of the date of our initial public offering there were 10,000,000 outstanding shares of common stock).  If not earlier converted, the notes were to mature 18 months after the date of their issuance.  The terms of the convertible note financing were negotiated with the lead unaffiliated institutional investor and were significantly impacted by the then current legal proceedings involving our company.

The warrants included in the private placement entitle the investors to purchase shares of our common stock in a number determined by dividing 5% of the principal amount of their notes by the exercise price of the warrants, which is stated to be the same price as the conversion price of the notes when determinable.  The warrants are exercisable for three years after their issuance date and may be exercised on a cashless basis at any time following 180 days after the date of their issuance in the event the underlying shares have not been registered for resale with the SEC.

In the three months ended March 31, 2015, the net proceeds of the private placement were used for our working capital and capital expenditure requirements.  We did not use the services of a placement agent or other financial intermediary in connection with the private placement.  The notes, together with the revenue generated from licenses of our software products and our business line of credit of $50,000 noted below, are providing us with sufficient working capital to fund our current operations and product development.

Our wholly-owned subsidiary, Code Rebel LLC, is indebted to First Hawaii Bank under a $50,000 line of credit issued in 2012 and due on May 31, 2016, bearing interest at 6.4635% per annum.  At March 31, 2015, the outstanding balance under the line of credit was approximately $49,516.  Arben Kryeziu, our Chairman and Chief Executive Officer, personally guaranteed the line of credit.

On May 19, 2015, we sold a total of 1,000,983 shares of our common stock in an initial public offering at a price of $5 per share, raising $5,004,915 in gross proceeds.  We are using or plan to use the net proceeds of the offering primarily to expand and increase our marketing efforts to promote the sale of our iRAPP products to both enterprise and consumer users, hire additional technical and marketing personnel and build our infrastructure, and engage in collaborative development efforts to expand our terminal services offerings to both PC and Mac enterprise and retail customers.  Pursuant to the terms of our 6% unsecured convertible promissory notes described above, all of the outstanding notes, and all accrued interest under such note, converted into 1,681,731 shares of our common stock.  The effect of the conversion of the notes on our financial statements will essentially be to reduce our debt by $1,610,000 as of March 31, 2015, as a result of the extinguishment thereof, and to increase our stockholders’ equity by $1,610,000 as of March 31, 2015, as a result of the issuance of the additional shares of common stock.  As of June 25, 2015, 12,682,714 shares of our common stock were outstanding.

Cash, Cash Equivalents and Investments

As of March 31, 2015, we had approximately $450,172 in cash and cash equivalents and a working capital deficit of $(1,365,915).

Cash Flows from Operating Activities

We used $101,361 of cash to fund operating activities during the three months ended March 31, 2015, compared to $63,029 in the three month ended March 31, 2014.  More cash was used to fund operating activities during the first three months of 2015 due to increased losses generated by our company and the increase in accrued interest and interest from the discount on our indebtedness.

Cash Flows from Financing Activities

We used $80,783 of cash for investing activities in the three months ended March 31, 2015, compared to having generated $79,400 of cash from investing activities in the comparable prior year period.

Operating Capital and Capital Expenditure Requirements

We believe our operating revenue and the remaining proceeds from our private placement of 6% unsecured promissory notes, as well as the proceeds from our initial public offering, will be sufficient to meet our anticipated cash, operational and liquidity requirements for at least the next 12 months.

We may need to obtain additional financing to take advantage of unexpected opportunities that may arise.  The sale of additional equity or convertible debt securities could result in ownership percentage dilution to our stockholders.  If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us.  If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex and, consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition, impairment of goodwill and other intangible assets, impairment of long-lived assets, share-based earnings and income taxes (including uncertain tax positions).  Since March 31, 2015, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

Recently Issued Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature. Eliminating the concept of extraordinary items will allow the entity to no longer have to assess whether a particular event or transaction is both unusual in nature and infrequent in occurrence. The Company does not expect the provision of ASU 2015-01 to have a material impact on its consolidated financial statements. This update will be effective for the Company beginning with its annual period ending August 26, 2017.

Effects of Governmental Regulations and Inflation

The federal Patient Protection and Affordable Care Act (“PPACA”) that became law in March 2010, and similar state legislation, which mandates minimum employee health care coverage could significantly increase our employee health benefit costs or require us to alter the benefits we provide to our employees.  We continue to assess the potential impact the PPACA will have on our business.  If our employee health benefit costs increase, we cannot provide assurance that we will be able to offset these costs through increased revenue or reductions in other costs, which could have an adverse effect on our results of operations and financial condition.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted.  Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards.  This means that an “emerging growth company” can make an election to delay the adoption of certain accounting standards until those standards would apply to private companies.  We are an “emerging growth company” that has elected to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”  This exemption will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company” as defined under the JOBS Act, whichever is earlier.

We do not believe that general inflation materially impacted our earnings for the three months ended March 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no material exposure to interest rate risk.  In the future, we intend to invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds and commercial paper.  Due to the short-term nature of these investments, we do not believe that there will be material exposure to interest rate risk arising from our investments.

We currently have no material exposure to risks related to changes in commodity cost or the value of foreign currencies.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. None.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS

You should carefully consider all of the risk factors and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition and results of operations could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties.   Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Company and Our Industry

We have a limited operating history and therefore we cannot ensure the long-term successful operation of our business, and the likelihood of our success must be considered in light of the risks, expenses and difficulties frequently encountered by a small developing technology company.

We were initially formed as a limited liability company in Hawaii in April 2007, and subsequently incorporated in Delaware in May 2014.  For the years ended December 31, 2014 and 2013, we had revenue of $223,453 and 146,763, respectively, and net losses of $679,942 and $579,587, respectively.  At December 31, 2014, we had a total deficit of $1,478,435, an increase of $679,942 from December 31, 2013.  The total deficit increased further to $1,640,836 as of March 31, 2015.  For the three months ended March 31, 2015, we had unaudited revenue of $36,700 compared to revenue of $44,362 for the comparable period in 2014.  We had a net loss of $162,401 for the three months ended March 31, 2015, compared to a net loss of $63,583 for the comparable 2014 period.  No assurance can be given that we will ever have significant levels of revenue or net income.  Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing technology companies in new and rapidly evolving markets, such as the terminal services, virtualization and digital media software markets in which we operate.  We must meet many challenges including:

•	establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue,

•	establishing and maintaining adoption of our technology on a wide variety of platforms and devices,

•	timely and successfully developing new products, product features and services and increasing the functionality and features of existing products and services,

•	developing services and products that result in high degrees of corporate client satisfaction and high levels of end-customer usage,

•	successfully responding to competition, including competition from emerging technologies and solutions,

•	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services and

•	identifying, attracting and retaining talented technical and creative services staff at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all.  We cannot assure you that our business will be profitable or that we will ever generate sufficient revenue to meet our operating expenses and support our anticipated business activities.

We have a significant payable to our affiliate, Bump Networks, Inc.

We have been historically dependent for substantially all of our administrative support from Bump Networks, Inc., a Hawaii software development and consulting company indirectly controlled by Arben Kryeziu, our Chairman and Chief Executive Officer.  As of March 31, 2014, we owed Bump Networks $113,736 in outstanding accounts payable for administrative, management and technical services provided to us.  Our outstanding accounts payable to Bump Networks does not currently accrue interest and does not have any fixed maturity date.

We are dependent on Bump Networks technical employees and administrative personnel, and the loss of key personnel of Bump Networks other than those we intend to directly hire may impact our ability to develop and maintain our iRAPP software solution and could prevent us from implementing our business plan in a timely manner or at all.

We currently have only two full-time employees.  Substantially all of our administrative, management and technical support is provided through the efforts of personnel and contractors employed or engaged by Bump Networks.  Since these services are provided by Bump Networks to us at the actual cost incurred by Bump Networks, the termination of such services, particularly on short notice, would materially and adversely affect our business operations.

We are also substantially dependent on the continued service of our key development personnel, including consultants for Bump Networks, for product innovation and timely development and delivery of upgrades and enhancements to our existing products.  The market for expert software developers upon whom we rely has become increasingly competitive.  We generally do not have employment or non-competition agreements with our development personnel, and, therefore, they could terminate their employment with us at any time without penalty and could pursue employment opportunities with any of our competitors.  Changes to management can also lead to additional unplanned losses of key personnel.  The loss of key personnel could seriously harm our ability to release new products on a timely basis and could significantly help our competitors.

If businesses do not find our terminal services solutions compelling, our revenue growth and operating margins will suffer.

We provide terminal services and remote access solutions.  As the market for remote access and virtualization services has matured, we have increasingly directed our product development and marketing toward products and services that enable businesses to utilize terminal services and virtualization as the foundation for cloud-based computing, management and automation of the delivery of IT resources and end-user computing. We are also investing in the development of products and services for the emerging platform as a service, or “PaaS,” and software as a service, or “SaaS,” markets.  Our success depends on enterprise and commercial businesses and government agencies, as well as individual customers, perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtualization-based infrastructure and management solutions for cloud computing, application development and end-user computing.  In addition, to the extent that our terminal services and software solutions are not widely adopted or are accepted more slowly or less comprehensively than we expect, our ability to generate any significant revenues will be materially and adversely affected.

All of our revenue has come from our terminal services products including our iRAPP product line. Decreases in demand for our virtualization solutions could adversely affect our results of operations and financial condition.

To date, our license revenue has been minimal and has been derived from our cloud iRAPP terminal services solutions.  Although we expect that our iRAPP virtualization products and related enhancements and upgrades will achieve market acceptance, our ability to create demand for our products and solutions in the enterprise market could be materially and adversely affected by a number of factors, including:

•	improved products or product versions being offered by competitors in our markets;

•	competitive pricing pressures;

•	failure to release new or enhanced versions of our virtualization products on a timely basis, or at all;

•	technological change that we are unable to address with our virtualization products or that changes the way enterprises utilize our products; and

•	general economic conditions.

Because we have one operating and reportable business segment, our business, financial condition, results of operations and cash flows would, therefore, be adversely affected by a decline in demand for our iRAPP virtualization products.

Ongoing uncertainty regarding global economic conditions and the stability of regional financial markets may reduce information technology spending below current expectations and, therefore, adversely impact our revenues, impede end-user adoption of new products and product upgrades and adversely impact our competitive position.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers.  The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources.  Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, reducing the level of our non-ELA transactional sales, lowering prices for our products and services, reducing share sales and reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products.  The ongoing sovereign debt crisis in Europe threatens to suppress demand and our customers’ access to credit in that region, which is an important market for our products and services.  Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have also made, or announced plans to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from the government sector.

Ongoing economic uncertainty has also resulted in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets.  As a result, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services.  Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or unearned revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.

We currently face and continue to expect to face substantial and increasing competition.

We face significant competition from many companies such as Microsoft Corp., VMware, Inc., Red Hat, Inc. and Citrix Systems, Inc., all of which are substantially larger, have significantly greater technical and financial resources than we do and are better positioned to continue investment in competitive technologies.  These and many of our other current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do.

For example, Citrix Systems continues to enhance its SaaS, virtualization and remote desktop solutions. International Business Machines Corp., Google Inc. and Amazon.com, Inc. have existing cloud computing offerings and announced new cloud computing initiatives.  Red Hat has released commercial versions of Linux that have virtualization capabilities as part of the Linux kernel and has also announced plans for cloud computing products.  Even though those virtualization solutions are not a part of the terminal services market, any virtualization solution can affect terminal services and remote access market indirectly.

We believe the key competitive factors in the virtualization and cloud computing markets include:

•	the level of reliability, security and new functionality of product offerings;

•	the ability to provide comprehensive solutions, including management and security capabilities;

•	the ability to offer products that support multiple hardware platforms, operating systems, applications and application development frameworks;

•	the ability to deliver an intuitive end-user experience for accessing data, applications and services from a wide variety of end-user devices;

•	the ability to effectively run traditional IT applications and emerging applications;

•	the proven track record of formulating and delivering a roadmap of virtualization and cloud computing capabilities;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large installed base of customers;

•	pricing of products, individually and in bundles;

•	the ability to attract and preserve a large number of application developers to develop to a given cloud ecosystem;

•	the ability to create and maintain partnering opportunities with hardware vendors, infrastructure software vendors and cloud service providers;

•	the ability to develop robust indirect sales channels; and

•	the ability to attract and retain cloud, virtualization and systems experts as key employees.

Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products.  Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs.  This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share.  Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users.  For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products.  Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users.

Our current product development efforts may not produce significant revenue for several years, if at all.

Developing our products is expensive.  Our investment in product development may not result in marketable products or may result in products that take longer to generate revenue, or may generate less revenue, than we anticipate.  Our future plans include significant investments in software research and development and related product opportunities.  We believe we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position.  However, we may not receive significant revenue from these investments for several years, if at all.

Our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

While we anticipate licensees of our products to renew support and maintenance subscriptions on at least an annual basis, the timing of new product purchases and support subscriptions are not subject to a typical sales cycle.  Accordingly, our revenues are difficult to predict.  We expect our future sales and marketing efforts involve and will involve educating our customers about the use and benefit of our products, including their technical capabilities, potential cost savings to an organization and advantages compared to lower-cost products offered by our competitors. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays.  Moreover, the greater number of competitive alternatives, as well as announcements by our competitors that they intend to introduce competitive alternatives at some point in the future, can lengthen customer procurement cycles, cause us to spend additional time and resources to educate end users on the advantages of our product offerings and delay product sales.  Economic downturns and uncertainty can also cause customers to add layers to their internal purchase approval processes, adding further time to a sales cycle.  These factors can have an impact on the timing and length of our sales cycles.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and, if we are not able to grow efficiently, our operating results could be harmed.

As usage of our software grows and as customers use our solutions, we will need to devote additional resources to improving our application architecture, integrating with third-party systems and maintaining infrastructure performance.  In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics expand over time.  Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction.  These issues could reduce the attractiveness of our marketing software to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could adversely affect our revenue growth and harm our reputation.  Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention.  We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure.  Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems.  We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

Because we recognize revenue from subscriptions over the term of the relevant license, downturns or upturns in sales are not immediately reflected in full in our operating results.

As a subscription-based business, we recognize revenue over the term of each of our licenses.  As a result, much of the revenue we report each quarter results from licenses entered into during previous quarters.  Consequently, a shortfall in demand for our solutions and professional services or a decline in new or renewed subscriptions for the support of existing licenses in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in the future.  Accordingly, the effect of significant downturns in new sales or renewals of our marketing software will not be reflected in full in our operating results until future periods.  Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the licenses.

If we fail to establish our iRAPP brand, our ability to expand our customer base will be impaired and our results of operations financial condition may suffer.

We believe development of our iRAPP brand is critical to achieving widespread awareness of our existing and future infrastructure software solutions and, as a result, is important to attracting new customers and maintaining existing customers.  We also believe that the importance of brand recognition will increase as competition in our market increases.  Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful infrastructure software at competitive prices.  In the past, our efforts to build our brand have involved significant expenses.  Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.  In addition, to sell to and service our customers, we utilize a combination of internal personnel and third-party service providers, as well as indirect sales partners that pursue additional channel, agency and OEM distribution partnerships.  These third-party service providers and indirect sales partners, who are not in our control, may harm our reputation and damage our brand perception in the marketplace. If we fail to successfully promote and maintain our brand, our business could suffer.

If we fail to offer high-quality technical and customer support, our business and reputation may be harmed.

High-quality technical and customer support is important for the successful marketing and sale of our products and for the renewal of existing customers.  Providing this education and support requires that our customer support personnel have specific marketing domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required.  The importance of high-quality customer support will increase as we expand our business and pursue new customers.  If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional functionality and services to existing customers may suffer and our reputation with existing or potential customers may be harmed.

If we fail to forecast our revenue accurately due to lengthy sales cycles, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

We have a very limited history upon which to base forecasts of future revenue.  In addition, for our enterprise and commercial customers, the lengthy sales cycle for the evaluation and implementation of our solutions, which typically extends for several months, may also cause us to experience a delay between increasing operating expenses for such sales efforts, and, upon successful sales, the generation of corresponding revenue.  Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors.  As a result, our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

Shifts over time in the mix of sizes or types of organizations that purchase our products or changes in the components of our solutions purchased by our customers could negatively affect our operating results.

Our strategy is to sell our infrastructure software to organizations of broadly different sizes.  Our gross margins can vary depending on numerous factors related to the implementation and use of our infrastructure software, including the sophistication and intensity of our customers’ use of our solutions and the level of professional services and support required by a customer.  Providing professional services to enterprises allows us to utilize our staff more efficiently than is the case in providing professional services to other customers or in other contexts; consequently, an increase in providing professional services to enterprises could impact our overall gross margin.  Sales to enterprise and commercial customers may also entail longer sales cycles and more significant selling efforts.  If the mix of organizations that purchase our solutions changes, or our customers change the mix of solution components they purchase, our gross margins could decrease and our operating results could be adversely affected.

If we are unable to penetrate the business-to-consumer market and additional vertical industries, our revenue may not grow and our operating results may be harmed.

An important part of our growth strategy is to penetrate the business to consumer (“B2C”) market for the growing number of consumers using Mac laptop computers, iPads and mobile devices.  We have less experience in this market, and our future ability to expand into them may require us to develop additional features for our products, expand our expertise in certain areas, and add sales and support personnel possessing familiarity with this market.  In addition, B2C customers may have greater usage requirements which could put pressure on our systems and infrastructure and require us to expand these systems and infrastructure to meet increased demand.  As a result of these and other factors, our efforts to expand further into the B2C market and further into additional vertical industries may be expensive, may not succeed and may harm our revenue growth and operating results.

The loss of the services of Arben Kryeziu or the failure to attract additional key individuals would materially and adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of Arben Kryeziu, our Chairman and Chief Executive Officer.  We have an employment agreement with Mr. Kryeziu.  Nevertheless, there can be no assurance that Mr. Kryeziu will continue to provide services to us.  A voluntary or involuntary termination of employment could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for him in a timely manner.  At present, we do not maintain a key-man life insurance policy for Mr. Kryeziu but are in the process of obtaining such insurance.

Arben Kryeziu, our Chairman and Chief Executive Officer, serves as an officer for other businesses, which may cause conflicts of interest with regard to obtaining business opportunities and the amount of time spent on other activities.

Arben Kryeziu, our Chairman and Chief Executive Officer, serves as an officer for other businesses.  While we believe that our business is distinguishable from those other companies’ activities, and that we do not compete in the markets in which his other activities compete, Mr. Kryeziu may have potential conflicts of interest with respect to potential business opportunities that may become available to him, or to our company and those other activities. Potential conflicts of interest also include the amount of time and effort devoted by him to his other activities.  We may be negatively affected if Mr. Kryeziu chooses to place the interests of his other activities before those of our company.  Our independent directors are aware of these potential conflicts of interest and are responsible for reviewing and resolving them on a case by case basis whenever they may arise.  The failure of our independent directors to resolve any conflicts of interest in favor of our company could negatively impact our business and results of operations.

We may not be able to attract and retain the highly skilled employees we need to support our planned growth, and our compensation expenses may increase.

To execute on our strategy, we must continue to attract and retain highly qualified personnel.  Competition for these personnel is intense, especially for senior sales executives and engineers with high levels of experience in designing and developing software.  We may not be successful in attracting and retaining qualified personnel.  We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.  Many of the companies with which we compete for experienced personnel have greater resources than we do. Technical personnel are also aggressively recruited by other startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product development.  In addition, in making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the stock-based compensation they are to receive in connection with their employment.  Declines in the value of our common stock could adversely affect our ability to attract or retain key employees and result in increased employee compensation expenses.

Our success depends upon our ability to develop new products and services, integrate acquired products and services, enhance our existing products and services and develop appropriate business and pricing models.

If we are unable to develop new products and services, integrate acquired products and services or enhance and improve our products and support services, in a timely manner, or position or price our products and services to meet market demand, customers may not buy new software licenses from us, update to new versions of our software or renew product support.  In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving.  We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas such as cloud computing.

New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected;

•	managing customers’ transitions to new products, which can result in delays in their purchasing decisions;

•	adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	entering into new or unproven markets with which we have limited experience;

•	tailoring our business and pricing models appropriately as we enter new markets and respond to competitive pressures and technological changes;

•	incorporating and integrating acquired products and technologies; and

•	developing or expanding efficient sales channels.

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenues could be negatively impacted.  For example, if we increase our adoption of subscription-based pricing models for our products, we may fail to set pricing at levels appropriate to maintain our revenue streams or our customers may choose to deploy products from our competitors that they believe are priced more favorably.  Additionally, we may fail to accurately predict subscription renewal rates or their impact on results, and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results.  As we offer more products that depend on converting users of free services to users of premium services and as such services grow in size, our ability to maintain or improve and to predict conversion rates will become more important.

We rely on third-party software that is required for the development and deployment of our software, which may be difficult to obtain or which could cause errors or failures of our software.

We rely on software licensed from or hosted by third parties, including Microsoft, to offer our software. We may also need to obtain licenses from third parties to use intellectual property associated with the development of our software, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software or intellectual property, including the software and intellectual property we currently license from Microsoft, which is required for the development, maintenance and delivery of our software, could result in delays in the provision of our software until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our software, which could harm our business.

Breaches of cybersecurity systems could degrade our ability to conduct our business operations and deliver products and services to our customers, delay our ability to recognize revenue, compromise the integrity of our software products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners.  Cyberattacks on our IT systems or the IT systems of third-party contractors could threaten to misappropriate our proprietary information and cause interruptions of our IT services.  Because the techniques used to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.  We have also outsourced certain business functions to third-party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures.  Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data.  Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen;

•
our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored and secured;

•	our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;

•
defects and security vulnerabilities could be exploited or introduced into our software products, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyber incidents; and

•	personally identifiable data of our customers, employees and business partners could be stolen or lost.

If any of the above events occur, we could be subject to significant claims for liability from our customers, regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed.  Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us.  Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages.  Consequently, our financial performance and results of operations could be adversely affected.

Our software products are highly technical and may contain errors, defects or security vulnerabilities which could cause harm to our reputation and adversely affect our business.

Our software products are highly technical and complex and, when deployed, have contained and may contain errors, defects or security vulnerabilities.  Some errors in our products may only be discovered after a product has been installed and used by customers.  Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations.

In early 2013, we experienced issues with a graphics processing algorithm used in our iRAPP software, which resulted in content not displaying properly, hidden sessions not functioning correctly and remote printing problems.  Consequently, rather than working on a new edition of our iRAPP software, we were forced to spend the first six months of 2013 fixing the faulty algorithm and providing customers with temporary software repairs. Our software development plans and software sales were delayed due to having to fix the faulty algorithm. Although we have not quantified the financial impact of our development and sales delays due to these technical algorithm issues, we do not consider that such costs were material.  The technical algorithm issues were fully resolved and a new edition of our iRAPP software was released in November 2013.  If similar or more significant technical problems with our software offerings were to arise in the future (none of which are known by us to currently exist), they may involve material costs and negatively impact our results of operations.

Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products.  Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or to use competitive products.  End users, who rely on our products and services for the interoperability of enterprise servers and applications that are critical to their information systems, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally.  Any security breaches could lead to interruptions, delays and data loss and protection concerns. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners.  Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld and customers and channel partners may seek indemnification from us for their losses and those of their customers.  Defending a lawsuit, regardless of its merit, is costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products.  In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, financial condition and results of operations could be adversely impacted.

If operating system and hardware vendors do not cooperate with us or we are unable to obtain early access to their new products or to certain information about their new products to ensure that our software interoperates with those products, our product development efforts may be delayed or foreclosed.

Our products interoperate with Windows and other operating systems and the hardware devices of numerous manufacturers.  Developing products that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the operating systems and hardware.  Operating system and hardware vendors may not provide us with early access to their technology and products, assist us in these development efforts or share with or sell to us any application programming interfaces, or APIs, formats, or protocols we may need.  If they do not provide us with the necessary early access, assistance or proprietary technology on a timely basis, we may experience product development delays or be unable to expand our products into other areas.  To the extent that software or hardware vendors develop products that compete with ours, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products.  To the extent that we enter into collaborations or joint development and marketing arrangements with certain hardware and software vendors, vendors who compete with our collaborative partners may similarly choose to limit their cooperation with us.  In addition, hardware or operating system vendors may fail to certify or support or continue to certify or support our products for their systems.  If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.

We rely on distributors and resellers to sell our products, and our failure to effectively develop, manage or prevent disruptions to our distribution channels and the processes and procedures that support them could cause a reduction in the number of end users of our products.

Our future success is highly dependent upon maintaining and increasing the number of our relationships with distributors and resellers.  Because we rely on distributors and resellers, we may have little or no contact with the ultimate users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements, estimate end-user demand and respond to evolving customer needs.

Our competitors may be effective in providing incentives to existing and potential channel partners to favor products of our competitors or to prevent or reduce sales of our products.  Certain system vendors now offer competing virtualization products preinstalled on their server products.  Additionally, our competitors could attempt to require key distributors to enter into exclusivity arrangements with them or otherwise apply their pricing or marketing leverage to discourage distributors from offering our products.  Accordingly, our channel partners may choose not to offer our products exclusively or at all.  Our failure to maintain and increase the number of relationships with channel partners would likely lead to a loss of end users of our products which would result in us receiving lower revenues from our channel partners.  If we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our results of operations until such time as we arrange to replace these distribution services with the services of existing or new distributors.

Our ability to raise capital in the future may be limited, and a failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate.  In the future, we may need to raise additional funds to invest in future growth opportunities.  Additional financing may not be available on favorable terms, if at all.  If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results.  If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations.

Our business is subject to a variety of United States and international laws and regulations regarding data protection.

Our business is subject to federal, state and international laws and regulations regarding privacy and protection of personal data.  We and our third-party contractors collect contact and other personal or identifying information from our customers. Additionally, in connection with some of our new product initiatives, our customers may use our services to store and process personal information and other user data.  We post, on our websites, our privacy policies and practices concerning our treatment of personal data.  We also often include privacy commitments in our contracts.  Any failure by us to comply with our posted privacy policies, other federal, state or international privacy-related or data protection laws and regulations, or the privacy commitments contained in our contracts could result in proceedings against us by governmental entities or others which could have a material adverse effect on our business, financial condition and results of operations.  In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business.

It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices.  If so, in addition to the possibility of fines and penalties, a governmental order requiring that we change our data practices could result, which, in turn, could have a material adverse effect on our business.  Compliance with such an order may involve significant costs or require changes in business practices that result in reduced revenue.  Noncompliance could result in penalties being imposed on us or we could be ordered to cease conducting the noncompliant activity.

In addition to government regulation, privacy advocacy and industry groups or other third parties may propose new and different self-regulatory standards that either legally or contractually apply to our customers or us.  Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and standards, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

Additionally, our terminal services technology is used by cloud computing vendors, and we have expanded our involvement in the delivery and provision of cloud computing through business alliances with various providers of cloud computing services and software and expect to continue to do so in the future.  The application of U.S. and international data privacy laws to cloud computing vendors is uncertain, and our existing contractual provisions may prove to be inadequate to protect us from claims for data loss or regulatory noncompliance made against cloud computing providers who we may partner with.  Accordingly, the failure to comply with data protection laws and regulations by our customers and business partners who provide cloud computing services could have a material adverse effect on our business.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology.  We rely on trade secret and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection.  As such, despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States.  In addition, we rely on confidentiality or license agreements with third parties in connection with their use of our products and technology.  There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights.

Detecting and protecting against the unauthorized use of our products, technology and proprietary rights is expensive, difficult and, in some cases, impossible.  Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, financial condition and results of operations, and there is no guarantee that we would be successful.  Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to protecting their technology or intellectual property rights than we do.  Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which could result in a substantial loss of our market share.

Our use of “open source” software in our products could negatively affect our ability to sell our products and subject us to possible litigation.

A small portion of the products, technologies or services acquired, licensed, developed or offered by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future.  Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses.  We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend.  Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of most of these licenses, and, therefore, the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies.

If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations.  Although we have received inquiries regarding open source license compliance for software used in our products, no formal legal proceedings that would have a material impact on our results of operations or financial condition have been filed.  However, there can be no assurance that actions will not be taken in the future.  If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products.  In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.

In addition to risks related to license requirements, usage of open source software exposes us to risks that differ from the use of third-party commercial software because open source licensors generally do not provide warranties or assurance of title or controls on the origin of the software.  In addition, many of the risks associated with usage of open source software such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business.  We have established processes to help address these risks, including a review process for screening requests from our development organizations for the use of open source and conducting appropriate due diligence of the use of open source software in the products developed by companies we acquire, but we cannot ensure that all open source software is submitted for approval prior to use in our products or is discovered during due diligence.

Our growth strategy depends, in part, on our acquiring businesses, products and technologies and expanding their existing operations, which we may be unable to do.

Our growth strategy is based, in part, on our ability to acquire or invest in businesses, products and technologies. The success of this acquisition strategy will depend, in part, on our ability to accomplish the following:

•	identify suitable businesses or assets to buy;

•	complete the purchase of those businesses on terms acceptable to us;

•	complete the acquisition(s) in the time frame and within the budget we expect; and

•	improve the results of operations of each of the businesses that we buy and successfully integrate its operations on an accretive basis.

There can be no assurance that we will be successful in any or all of the steps above. Our failure to successfully implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, accretively acquire those candidates that we identify or integrate acquired businesses effectively and profitably.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

In order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we need to maintain our processes and systems and adapt them to changes as our business changes and we rearrange management responsibilities and reorganize our business accordingly.  We may seek to automate certain processes to improve efficiencies and better ensure ongoing compliance but such automation may itself disrupt existing internal controls and introduce unintended vulnerability to error or fraud.  This continuous process of maintaining and adapting our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention.  We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404.  Further, as our business changes and as we expand through acquisitions of other companies, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls overall remain effective.  Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.  In addition, if we are unable to continue to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq Capital Market and the inability of registered broker-dealers to make a market in our common stock, which could reduce our stock price.

Problems with our information systems could interfere with our business that could adversely impact our operations.

We rely on our information systems and those of third parties for processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations and otherwise running our business.  Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business.  In addition, we continuously work to enhance our information systems.  The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our business.  Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects.  Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated.  If we are unable to successfully implement the information systems enhancements as planned, our financial condition, results of operations and cash flows could be negatively impacted.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance.  A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Being a public company results in additional expenses and diverts management’s attention, and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934.  These requirements generate significant accounting, legal and financial compliance costs, and make some activities more difficult, time consuming or costly, and may place significant strain on our personnel and resources.  The Securities Exchange Act of 1934 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations.  These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance.  If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act.  An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies.  In particular, as an emerging growth company we:

•	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•
are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

•
are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

•	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A; and

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.  Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules.  For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company.  In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period.  Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.  If investors were to find our securities less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in this offering.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the end of the fiscal year for which our second annual report is due or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management's attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Risks Related to our Securities

The price of our common stock may be subject to wide fluctuations.

Our common stock has been publicly traded since May 19, 2015, prior to which there was no public market for our common stock.  While our common stock is listed on the Nasdaq Capital Market, the trading market for our common stock varies in activity.  You may not be able to sell your shares quickly or at the current market price if trading in our stock is not active.  You may lose all or a part of your investment.   The market price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control.  In addition to the risks noted elsewhere in this Form 10-Q, some of the other factors affecting our stock price may include:

•	variations in our operating results;

•	the level and quality of securities analysts’ coverage for our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by third parties of significant claims or proceedings against us; and

•	future sales of our common stock.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on past results as an indication of future performance.  In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against the public company.  Regardless of its outcome, this type of litigation could result in substantial costs to us and a likely diversion of our management’s attention.  You may not receive a positive return on your investment when you sell your shares and you may lose the entire amount of your investment.

The concentration of our common stock ownership by our current management will limit your ability to influence corporate matters.

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 26% of our outstanding common stock.  As such, our directors and executive officers, as stockholders, have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock.  This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial.  In addition, such concentrated control could discourage others from initiating changes of control.  In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

Our Board of Directors’ ability to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our common stock.

Our certificate of incorporation authorizes 5,000,000 shares of “blank check” preferred stock.  This means that our Board of Directors has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval, subject to certain limitations on this power under the listing requirements of the Nasdaq Capital Market.  The authority of our Board of Directors to issue “blank check” preferred stock, along with any future anti-takeover measures we may adopt, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company that are not approved by our Board of Directors.  As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected.

Our common stock could be delisted from the Nasdaq Capital Market, which delisting could hinder your ability to obtain accurate quotations on the price of our common stock, or dispose of our common stock in the secondary market.

In order for our common stock to continue to remain listed on the Nasdaq Capital Market, our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on the Nasdaq Capital Market.  In the event our common stock is delisted from the Nasdaq Capital Market, trading in our common stock could thereafter be conducted in the over-the-counter markets on a trading tier of the OTC Markets or the OTC Bulletin Board.  In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in the coverage of our company by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

Because we do not intend to pay dividends on our common stock, you must rely on stock appreciation for any return on your investment.

We presently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.  As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment.  If an active and liquid trading market does not develop, you may be unable to sell your shares of common stock at or above the initial public offering price or at the time you would like to sell.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For detailed information regarding the private placement of our 6% unsecured convertible promissory notes and the use of proceeds therefrom, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” included in Part I, Item 2 of this Form 10-Q.

The issuances of the securities described above were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

For detailed information regarding the initial public offering of our common stock on May 19, 2015, and the use of proceeds therefrom, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity” included in Part I, Item 2 of this Form 10-Q.

On June 2, 2015, we granted to James Canton, a director of the company, 375,000 shares of restricted stock under our 2014 Equity Incentive Award Plan pursuant to a Restricted Stock Award Agreement.  Under the terms of such agreement, the shares will vest in three equal increments as follows: (a) as to the first 125,000 restricted shares, on December 2, 2015, (b) as to the next 125,000 restricted shares, on June 2, 2016, and (c) as to the remaining 125,000 restricted shares, on December 2, 2016.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.
_________________
*	Furnished herewith.

**
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2015

Code Rebel Corporation

	By:	/s/ Arben Kryeziu
Name: Arben Kryeziu Title: Chairman and Chief Executive Officer