Form 10-Q
period 2015-06-30
Code Rebel Corp
filed 2015-08-14
CIK 1613011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, 12,682,714 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

CODE REBEL CORPORATION
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2015

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE REBEL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015 (Unaudited)
ASSETS		December 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$4,428,018	$632,316
Accounts receivable	9,490	13,093
Deposit and prepaid expense	32,014	2,152
TOTAL CURRENT ASSETS	4,469,522	647,561

Intangible assets, net	$12,194	$13,292
Property and equipment, net	9,134	-
TOTAL ASSETS	$4,490,850	$660,853

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$217,208	$212,297
Interest payable	-	39,869
Warrant liabilities	-	68,000
Convertible note payables, net	-	718,658
Payable to related party	113,653	444,405
Other payable	10,000	-
TOTAL CURRENT LIABILITIES	$340,861	$1,483,228

LONG TERM LIABILITIES
Line of credit	$-	$49,629
Convertible note payables, net	-	606,430
TOTAL NON-CURRENT LIABILITIES	-	656,059

TOTAL LIABILITIES	$340,861	$2,139,288

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.0001 par value, 20,000,000 shares authorized, 12,682,714 and 10,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	$1,268	$1,000
Additional paid-in capital	6,150,317	109,378
Accumulated deficit	(2,001,596)	(1,588,813)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$4,149,989	$(1,478,435)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,490,850	$660,853

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CODE REBEL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net Revenues	$44,723	$79,856	$81,423	$124,218
Cost of revenues	81,795	25,376	142,915	44,899
Gross profit (loss)	(37,072)	54,480	(61,492)	79,319

Operating Expenses:
Depreciation and amortization expense	872	1,735	1,421	3,472
Advertising and promotion	6,000	297	9,047	11,380
Professional expenses	869	221,180	73,895	290,290
General and administration expenses	147,442	12,976	186,222	18,606
Total operating expenses	155,183	236,188	270,585	323,748
Loss from operations	(192,255)	(181,708)	(332,077)	(244,429)

Other Expenses:
Interest expense	13,512	2,243	33,293	3,107
Amortization of debt discount	44,615	799	47,413	799
Total Other Expense	58,127	3,042	80,706	3,906

Loss before income taxes	(250,382)	(184,750)	(412,783)	(248,335)

Provision for income taxes	-	-	-	-

Net loss	$(250,382)	$(184,750)	$(412,783)	$(248,335)

Net loss per share
Basic and Diluted:	$(0.02)	$(0.02)	$(0.04)	$(0.02)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	11,238,176	10,000,000	10,622,508	10,000,000
Diluted	11,238,176	10,000,000	10,622,508	10,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CODE REBEL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD ENDED JUNE 30, 2015
(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2014	10,000,000	$1,000	$109,378	$(1,588,813)	$(1,478,435)

Shares issued on note conversion	1,681,731	168	1,681,563	-	1,681,731

Sale of common stock in initial public offering, net of expenses	1,000,983	100	4,278,876	-	4,278,976

Reclassification of warrant liabilities	-	-	80,500	-	80,500

Net loss for the six month period ended June 30, 2015	-	-	-	(412,783)	(412,783)

Balance as of June 30, 2015	12,682,714	$1,268	$6,150,317	$(2,001,596)	$4,149,989

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CODE REBEL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)
	June 30, 2015	June 30, 2014
Net loss	$(412,783)	$(248,335)
Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation and amortization	1,421	3,472
Interest from discount on debt	47,413	799

(Increase) decrease in current assets:
Accounts receivable	3,603	(48,317)
Deposit and prepaid expense	(29,862)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	4,911	247,492
Other payable	10,000	-
Accrued interest	31,862	1,409
Net cash used in operating activities	$(343,435)	$(43,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon reorganization	$-	$3,323
Purchase of property, plant and equipment	(9,458)	-
Net cash provided by (used in) investing activities	$(9,458)	$3,323

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock from the IPO	$5,004,915	$-
IPO costs	(725,939)	-
Proceeds from notes payable	250,000	735,000
Procceds from (repayment to) related party, net	(330,752)	(154,491)
Procceds from (repayment of) line of credit, net	(49,629)	(208)
Net cash provided by financing activities	$4,148,595	$580,301

Net increase in cash and cash equivalents	$3,795,702	$540,144

Cash and cash equivalents, at the beginning of the period	632,316	-

Cash and cash equivalents, at the end of the period	$4,428,018	$540,144

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$7,218

Non- cash investing and financing activities:
Sale of office condominium as payment to related party	$-	$117,041
Assumption of mortgage by related party on sale of building	$-	$329,837
Conversion of notes payable and accrued interest	$1,681,731	-
Warrants granted on note payables	$12,500	$36,750

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CODE REBEL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

Organization

Code Rebel Corporation (the “Company”, “Code Rebel”, “we”, “our”) was organized under the laws of the State of Delaware on May 8, 2014.

Code Rebel, LLC was organized under the laws of the State of Hawaii on April 27, 2007.  The idea behind Code Rebel was to create a new remote access protocol that would allow the user to access a specific application on a remote Mac computer. After two years of development, the protocol concept was extended to enable the merging of a remote Mac desktop with a local Windows desktop. Finally, the Company developed the full iRAPP Protocol specification, multi-user terminal server for Mac (iRAPP TS), client-side application for Windows (iRAPP Client for Windows) and client-side application for Mac (iRAPP Client for Mac). After multiple requests from customers in 2008 and 2009, the support for Microsoft's Remote Desktop Protocol (RDP) was added. Today, customers can connect to remote Macs using iRAPP Client or any existing RDP Client. Also, Code Rebel is distributing iRAPP Terminal Server under single-user license as "iRAPP." The iRAPP TS provides a wide range of usage cases. Our customers are using iRAPP TS to build OSX/iOS applications, access and print corporate documents, run shared business applications, perform quality assurance and control and maintain servers and personal computers remotely.  Code Rebel's Load Balancing solution (free addition to iRAPP TS) allows customers to create a cluster of terminal servers, so multiple users can access multiple servers, using a single entry point.

Reorganization

On May 20, 2014, the Company and the Members of Code Rebel, LLC entered into a securities exchange agreement (Agreement) for 10,000,000 common shares of Code Rebel Corporation.  Upon consummation of the agreement, Code Rebel, LLC became a wholly owned subsidiary of Code Rebel Corporation (“Reorganization”) and the members of Code Rebel, LLC became 100% owners of Code Rebel Corporation.

The Reorganization transaction was accounted for as a roll-up of entities under common control. As such, the Company recognized the assets and liabilities of the entities acquired in the Reorganization at their historical carrying amounts.  As such, the Reorganization date of January 1, 2014 was used as inception for the financial statements.

Initial Public Offering

The Company closed an initial public offering (“IPO”), of 1,000,983 shares of common stock at a price of $5.00 per share on May 19, 2015.  The Company received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $4.3 million.

Burnham Securities, Inc. acted as the sole underwriter for our IPO.  The Company issued the underwriter a 5-year warrant to purchase 40,039 shares of common stock at an exercise price of $5.00 per share, which we refer to as the Underwriting Warrant.  The Underwriting Warrant is not exercisable until November 7, 2015 (180-days from the date of the underwriting agreement).

The Company’s convertible notes, including accrued interest of $71,731 were converted into 1,681,731 shares of common stock effective upon the completion of the IPO.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Company’s December 31, 2014 financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, (Registration No. 333-203089), declared effective on May 11, 2015 by the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
Cash and equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  We maintain cash deposits at banks located in Hawaii and New York.  Deposits at these banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

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

The Company has significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at June 30, 2015 and 2014.

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

Property& Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software                                                      3 to 10 years
Computer hardware                                                     5 to 15 years
Furniture and equipment                                            3 to 5 years

Description	June 30, 2015	December 31, 2014
Furniture and equipment	$9,457	$-
Total Property and equipment	9,457	-

Less: Accumulated depreciation	(323)	-
	$9,134	$-

On December 31, 2014, fixed assets valued at $7,828 that were fully depreciated were disposed.

For the three-month periods ended June 30, 2015 and 2014, depreciation expense was $323 and $239, respectively.

For the six-month periods ended June 30, 2015 and 2014, depreciation expense was $323 and $477, respectively.

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(250,382)	$(184,750)	$(412,783)	$(248,335)

Net loss per share
Basic and Diluted:	$(0.02)	$(0.02)	$(0.04)	$(0.02)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	11,238,176	10,000,000	10,622,508	10,000,000
Diluted	11,238,176	10,000,000	10,622,508	10,000,000

Recently Issued Accounting Pronouncements
The Company has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014:

Description	June 30, 2015	December 31, 2014
Microsoft License	$10,000	$10,000
Development Costs	33,951	33,951
Trademark	6,714	6,714
Total intangible assets	50,665	50,665

Less: Accumulated amortization	(38,471)	(37,373)

Intangible Assets, net	$12,194	$13,292

Development costs are amortized over 3 years.  Licenses are amortized over 5 years.

Trademarks for $6,714 were deemed to have indefinite lives and are not amortized but are tested for impairment annually.  As of June 30, 2015, the Company concluded there was no impairment.

Amortization expense was $549 and $1,496 for the three months ended June 30, 2015 and 2014, respectively,

Amortization expense was $1,098 and $2,995 for the six month periods ended June 30, 2015 and 2014, respectively.

Amortization for the Company’s intangible assets over the next three fiscal years from June 30, 2015 is estimated to be:

2016	$2,196
2017	2,196
2018	1,088
$5,480

Note 4 – RELATED-PARTY TRANSACTIONS

As of June 30, 2015 and 2014, the Company contracted services from a related company controlled by a member and officers of this Company. Contracted services included development, rent and administrative services that amounted to $94,826 and $29,599, respectively, during the three-month periods ended June 30, 2015 and 2014.

Contracted services included development, rent and administrative services that amounted to $174,999 and $51,046, respectively, during the six-month periods ended June 30, 2015 and 2014.

As of June 30, 2015 and December 31, 2014, respectively, the Company had amounts payable to the related company of $113,653 and $444,405.

Note 5 – LINE OF CREDIT

Code Rebel, LLC obtained a line of credit with First Hawaiian Bank on May 21, 2012 for $50,000 with an adjustable interest rate.  The terms of the current line of credit are interest at 6.4635% per annum, minimum monthly payments of $263.38 for interest with final payment due by May 31, 2016.  The line of credit is guaranteed by an officer of the Company.  As of June 30, 2015, the Company had paid off the line of credit. The Company paid interest of $1,266 and $1,592 for the six-month periods ended June 30, 2015 and 2014, respectively, on the line of credit.

Note 6 – NOTE PAYABLES

Convertible Note Payables
In 2014 and during the six-month period ended June 30, 2015, the Company made an offering to several institutional and accredited investors up to an aggregate of $4,000,000 of Company notes in exchange for a payment of $4,000,000 of consideration to the Company. The notes entitled the holders to purchase shares of the Company’s equity securities. The notes were unsecured and were convertible into conversion shares on the happening of the earlier of the following transactions:

•
Next Equity Financing: The principal and accrued interest would be automatically converted into conversion shares upon the closing of the Next Equity Financing. Notwithstanding the foregoing, the interest accrued on the notes may be paid in cash upon the option of the Company.

•
Corporate Transaction: In the event of a Corporate Transaction prior to the full payment of the notes or prior to a time when the notes could be converted, at the note holder’s election, (i) all outstanding principal and unpaid accrued interest due on the notes shall be converted into conversion shares; or (ii) the noteholder would be paid an amount equal to all accrued and unpaid interest due on such notes plus the outstanding principal amount of such note.

Since the notes were convertible subject to the occurrence of a contingent event, no beneficial conversion feature was recorded on the notes. There was no minimum aggregate amount of consideration that must be received by the Company to complete the offering and sale of up to $4,000,000.  In return for the consideration paid by the lender, simultaneous with the sale and issuance of the note, the Company also had to issue to the lender a warrant entitling the lender or other holder thereof to purchase that number of share of common stock as was to be determined by (a) dividing 5% of the consideration paid by the lender, by (b) the exercise price. The exercise price of the warrant was equal to:

•
Except for the Fundamental transaction, the lower of (a) 80% of the price per share paid for Equity Securities by the investors in the Next Equity Financing, or (b) the quotient resulting from dividing (x) $10,000,000 by (y) the number of shares of fully diluted common stock of the Company immediately prior to the closing of the Next Equity Financing; or

•
With respect to the Fundamental Transaction, the quotient resulting from dividing (x) $10,000,000 by (y) the number of shares of fully diluted common stock of the Company immediately prior to the closing of the Fundamental Transaction.

On May 19, 2015, all the notes plus the accrued interest were converted into 1,681,731 shares of common stock in exchange for the principal amount of $1,610,000 and the accrued interest of $71,731 on the same. The shares were issued at $1 per share in the equity financing and the notes were also converted at the rate of $1 per share. As of June 30, 2015, there are no outstanding notes payable. During the six-month period ended June 30, 2015 and 2014, the interest expense on the convertible notes was $31,862 and $1,409, respectively.

Note 7 – STOCK WARRANTS

The Company had $80,500 in stock warrant liabilities from the eight notes payables discussed in note 6.  In return for the consideration paid by the lender, simultaneous with the sale and issuance of the note, the Company issued to the lender a warrant entitling the lender or other holder thereof to purchase that number of shares of common stock as determined by (a) dividing 5% of the consideration paid by the lender, by (b) the exercise price. The exercise price of the warrant was equal to:

●
Except for the Fundamental transaction, the lower of (a) 80% of the price per share paid for Equity Securities by the investors in the Next Equity Financing, or (b) the quotient resulting from dividing (x) $10,000,000 by (y) the number of shares of fully diluted common stock of the Company immediately prior to the closing of the Next Equity Financing.; or

●
With respect to the Fundamental Transaction, the quotient resulting from dividing (x) $10,000,000 by (y) the number of shares of fully diluted common stock of the Company immediately prior to the closing of the Fundamental Transaction.

The stock warrants were not exercised with the IPO on May 19, 2015 and the exercise price was fixed at $1 per share.  The warrant liability for $80,500 was reclassified to paid-in capital.

In connection with the closing of our IPO, the Company also issued the Underwriting Warrant to Burnham Securities, Inc. in consideration of their role as the sole underwriter for our IPO.  The Underwriting Warrant is a 5-year warrant to purchase 40,039 shares of common stock at an exercise price of $5.00 per share.  The Underwriting Warrant is not exercisable until November 7, 2015 (180-days from the date of the underwriting agreement) and expires on May 11, 2020. The Company estimated the fair value of the Underwriting Warrant at issuance date to be $47,246 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $5.00 per share, time to maturity of 5 years, volatility of 23%, zero expected dividend rate and a risk free rate of 1.59%.

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of June 30, 2015
Convertible Notes	80,500	-	-	80,500
Underwriter Warrants	-	40,039	-	40,039
	80,500	40,039	-	120,539

Note 8 –STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
The Company has 20,000,000 shares of Common Stock authorized at a par value of $0.0001 as of June 30, 2015.  There were 10,000,000 shares issued and outstanding from the Reorganization on May 20, 2014.  Each Common shareholder has one (1) vote.

On May 19, 2015, the Company closed the initial public offering whereby 1,000,983 shares of common stock were sold at $5.00 per share. The Company paid $725,939 for consulting and legal charges directly related to the public offering. These expenses were adjusted against the selling price of the common stock.

Simultaneously with the close of the initial public offering, the Company also issued 1,681,731 shares in exchange for the conversion of the convertible notes and accrued interest on the same (Note 6).

As of June 30, 2015, the Company had 12,682,714 outstanding shares of common stock.  In addition, the Company granted 375,000 shares of restricted stock on June 2, 2015 which vest commencing on December 2, 2015.

Dividend Policy
The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 9 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three- and six- month periods ended June 30, 2015 and 2014:

Income Tax Expense	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

The following are the components of loss before income tax reflected in the Statement of Operations for the three- and six- month periods ended June 30, 2015 and 2014:

Components Of Loss Before Income Tax	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Loss before income tax	$(250,382)	$(184,750)	(412,783)	(248,335)

Income tax	$-	$-	-	-

Effective tax rate	0%	0%	0%	0%

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three- and six- month periods ended June 30, 2015 and 2014:

Income Tax Rate Reconciliation	Three months ended				Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
US statutory rates	34%		34%		34%		34%
Loss from operations	(34	) %	(34	) %	(34	) %	(34	) %
Tax expense at actual rate	-%		-%		-%		-%

Note 10 –SUBSEQUENT EVENTS

Management has evaluated subsequent events and/or transactions occurring through the date the financial statements were issued.

On July 31, 2015, we acquired 100% of the membership interests of ThinOps Resources LLC , a Texas limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement (“Purchase Agreement”) among Code Rebel, ThinOps and Thomas M. Moreno, the sole member of ThinOps Resources LLC (the “Member”).  ThinOps Resources LLC is a management and technology consulting services firm based in Houston, Texas, which had revenue of over $2 million in 2014.  The consideration paid by us to the Member in the transaction at closing was $9.25 million in cash and stock.  On July 31, 2015, the Company issued approximately 667,511 shares of its common stock with an agreed upon value of $8.5 million (based on the volume weighted average closing price of the Company’s common stock on the Nasdaq Capital Market for the ten trading days immediately preceding the closing date of the Purchase Agreement or an effective price of approximately $12.73 per share).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended.  These statements reflect our current expectations of the future results of our operations, performance and achievements.  Forward-looking statements are covered under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have tried, wherever possible, to identify these statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions.  These statements reflect our management’s current beliefs and are based on information now available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2015 and in future periods to differ materially from those expressed in, or implied by, such statements.  Such statements, include, but are not limited to, statements contained in this Form 10-Q relating to our business, financial performance, business strategy, recently announced transactions and capital outlook.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include: a decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; the impact of any litigation or infringement actions brought against us; competition from other providers and products; risks in product development; changes in government regulation; the ability to complete customer transactions: the inability to raise additional capital if and when needed; and, other factors relating to our industry, our operations and results of operations and any businesses that may be acquired by us.  Should one or more of these or other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.  Additional risks, uncertainties and other factors are set forth under “Risk Factors” in the Company’s initial public offering prospectus, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2015 and in future reports we file with the SEC.  Readers of this Form 10-Q should not place undue reliance on any forward-looking statements.  Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements to reflect new events or uncertainties.

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

We develop, market and license our proprietary iRAPP® terminal services products that allow users of Windows-based personal computers (“PCs”) and Apple Inc. computers (“Macs”) to simultaneously access programs on their PCs and Macs through a single device using a single monitor, mouse and keyboard.  Our software provides the seamless interaction of a remote or locally networked Mac OS X server in a merged PC/Mac desktop environment.  Our business strategy is closely tied to the continuing development and market penetration of Mac products into the enterprise and commercial business environments.  We recently completed our product development phase and are currently commercially marketing and licensing multiple software products grouped into three product families: client-side products; terminal server products; and, access products.  We have one operating and reportable business segment.

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

We market and distribute our software products through direct sales and our reseller program.  We currently have a network of seventeen resellers located in nine countries.  As of June 30, 2015, we had issued a total of 19,808 licenses for the use of our iRAPP terminal services products.  These licenses included 2,242 paid customer licenses and 17,566 free-of-charge licenses for trial use of our products.  Substantially all of our paid licenses began as free-of-charge trial licenses that were subsequently converted by licensees to our payment terms (and are counted only once as paid licenses in the breakdown above).  Based on experience, we believe approximately 10% of all new trial licenses are ultimately converted into paid licenses.  As of June 30, 2015, our paid licenses were held by 1,866 single-user licensees, as well as 376 corporate licensees supporting 58 individual users each on average, totaling approximately 23,822 paid users.  Our five largest customers (by revenue) are Bloomberg L.P., Wells Fargo & Co., Morgan Stanley, United Services Automobile Association and International Business Machines Corp.  We have also licensed our software to educational institutions such as the University of California, University of Texas and University of Missouri.

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

Results of Operations for the Three- and Six- Month Periods Ended June 30, 2015 and June 30, 2014

The following discussion of our results of operations constitutes managements’ review of the factors that affected our financials and operating performance for the three- and six- months ended June 30, 2015 and 2014.  The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

The Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Set forth below are the results of our operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended		$ Increase (Decrease)	% Increase (Decrease)
	June 30, 2015	June 30, 2014

Net Revenues	$44,723	$79,856	$(35,133)	(44	) %
Cost of revenues	81,795	25,376	56,419	222%
Gross profit (loss)	$(37,072)	$54,480	$(91,552)	(168	) %

Operating Expenses:
Depreciation and amortization expense	$872	$1,735	$(863)	(50	) %
Advertising and promotion	6,000	297	5,703	1,920%
Professional expenses	869	221,180	(220,311)	(100	) %
General and administration expenses	147,442	12,976	134,466	1,036%
Total operating expenses	155,183	236,188	(81,005)	(34	) %
Loss from operations	$(192,255)	$(181,708)	$(10,547)	6%

Other Expenses:
Interest expense	$13,512	$2,243	$11,269	502%
Amortization of debt discount	44,615	799	43,816	5,484%
Total Other Expense	$58,127	$3,042	$55,085	1,811%

Loss before income taxes	(250,382)	(184,750)	(65,632)	36%

Provision for income taxes	$-	$-	$-	-%

Net loss	$(250,382)	$(184,750)	$(65,632)	36%

Revenue

We reported a net loss of $250,382 for the three months ended June 30, 2015 as compared to a net loss of $184,750 in the three months ended June 30, 2014.  Our revenues decreased by 44% to $44,723 for the three months ended June 30, 2015, from $79,856 in the three months ended June 30, 2014.  The decline in revenue was primarily attributable to a decrease in sales through resellers.  All of our revenue during the three months ended June 30, 2015 and 2014 was attributable to licenses for our iRAPP products.  Our resellers accounted for 34%, or $14,998, of all license sales for the three months ended June 30, 2015 and direct online sales through our website accounted for 66%, or $29,725, of license sales.  For the same period of 2014, 70%, or $55,994, of all license sales were through our resellers in the second quarter of 2014 and 30%, or $23,862, were through direct online sales.

Cost of Revenue

Cost of revenue was $81,795 for the three months ended June 30, 2015 compared to $25,376 for the three months ended June 30, 2014, an increase of $56,419, or 222%.  Research and development expenditures were $79,781 for the three months ended June 30, 2015, compared to $22,460 for the three months ended June 30, 2014.  The $57,321, or 255%, increase in research and development expense was attributed to developing new features in our licensing system that allows direct access by resellers, releasing a new remote printing feature for Windows and replacing the web portal and integrating it with the iRAPP product’s accounting software.  Also included in cost of revenue were technological infrastructure costs, web hosting costs and merchant fees.  For the three-month period ended June 30, 2015, technological infrastructure costs, web hosting costs and merchant fees were $2,014, compared to $2,916 for the three months ended June 30, 2014.

Operating Expenses

 Our operating expenses primarily consist of depreciation and amortization, advertising and promotion, professional and general and administrative expenses.  Our expenses may fluctuate from period to period based on the extent of our marketing efforts.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses primarily consist of office equipment, corporate trademarks, our Microsoft license and initial software development costs, which totaled $872 during the three-month period ended June 30, 2015, compared to $1,735 for the same period in 2014.  The decrease in depreciation and amortization expenses was primarily due to our office equipment and our Microsoft license being fully depreciated in 2014.

Advertising and Promotion Expenses

Our advertising and promotion expenses were $6,000 during the three months ended June 30, 2015, compared to $297 for the three months ended June 30, 2014.  The increase in advertising and promotion expenses of $5,703, or 1920%, was a direct result of the Company starting an optimized “Google clicks” campaign.

Professional Expenses

Our professional expenses primarily consist of legal, accounting and consulting fees.  Our professional expenses decreased from $221,180 for the three months ended June 30, 2014 to $869 for the three months ended June 30, 2015.  Due to the resolution of the legal matter with Aqua Connect in August 2014 and legal costs for the IPO being recorded as paid-in-capital, our legal fees were $(29,768) during the three months ended June 30, 2015, compared to $185,008 for the three months ended June 30, 2015. $163,733 of the legal expenses incurred during the three months ended June 30, 2014 related to a lawsuit filed by Aqua Connect for reverse engineering, breach of contract, false promise, unjust enrichment and violation of the California Business and Professional Code.  The case was dismissed and a judgment in our favor was entered in August 2014, and a related federal action was settled in September 2014.   Accounting expenditures were $14,637 for the three months ended June 30, 2015, compared to $36,172 for the three months ended June 30, 2014, a decrease of $21,534, or 60%   The 2014 accounting expense included full audits for 2012, 2013 and 2014 as well as tax return preparations for a converted fiscal year end.  Consulting expenditures were $16,000 during the three months ended June 30, 2015, compared to $0 during the same 2014 period as the Company expended financial resources to establish an investor relations presence following the second quarter’s initial public offering.

General and Administrative Expenses

Our general and administrative expenses primarily consist of the salaries and other costs of employment of our executive, finance and administration staff, insurance premiums, filing fees and office rental expenses. General and administrative expenditures were $147,442 for the three months ended June 30, 2015, compared to $12,976 for the three months ended June 30, 2014, an increase of 1036%, or $134,466.  The increase in general and administrative expenditures was primarily the result of additional management costs of $50,695 that were required for the preparation of our initial public offering and the ongoing management of a public company, NASDAQ filing fees of $55,933 and an initial $19,800 premium for the Company’s new Directors’ and Officers’ insurance policy.  In addition, our rent and utilities increased by $3,787 for the three months ended June 30, 2015, as we moved into larger offices.

Interest and Debt Amortization Expenses

Our interest and amortization of debt discount expenses totaled approximately $58,127 for the three months ended June 30, 2015, compared to $3,042 for the three months ended June 30, 2014.  For the three months ended June 30, 2015, interest expenses were primarily attributable to interest of $13,033 on our 6% unsecured convertible promissory notes payable, our amortization of debt discount expense was $44.615 and interest on the business line of credit was $479.  During the three months ended June 30, 2014, we incurred interest expenses of $1,409 on our convertible notes payable, $799 from our line of credit with First Hawaii Bank, $799 for amortization of our discount debt and $35 from our business credit card.

The Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Set forth below are the results of our operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014	$ Increase (Decrease)	% Increase (Decrease)

Net Revenues	$81,423	$124,218	$(42,795)	(34	) %
Cost of revenues	142,915	44,899	98,016	218%
Gross profit (loss)	$(61,492)	$79,319	$(140,811)	(178	) %

Operating Expenses:
Depreciation and amortization expense	$1,421	$3,472	$(2,051)	(59	) %
Advertising and promotion	9,047	11,380	(2,333)	(21	) %
Professional expenses	73,895	290,290	(216,395)	(75	) %
General and administration expenses	186,222	18,606	167,616	901%
Total operating expenses	270,585	323,748	(53,163)	(16	) %
Loss from operations	$(332,077)	$(244,429)	$(87,648)	36%

Other Expenses:
Interest expense	$33,293	$3,107	$30,186	972%
Amortization of debt discount	47,413	799	46,614	5,834%
Total Other Expense	$80,706	$3,906	$76,800	1,966%

Loss before income taxes	$(412,783)	$(248,335)	$(164,448)	66%

Provision for income taxes	-	-	-	-%

Net loss	$(412,783)	$(248,335)	$(164,448)	66%

Revenue

During the six months ended June 30, 2015, we reported a net loss of $412,783 as compared to a net loss of $248,335 for the six months ended June 30, 2014. The Company’s revenues decreased by 34% to $81,423 for the six months ended June 30, 2015 from $124,218 in the six months ended June 30, 2014. During the six months ended June 30, 2015, 21%, or $17,021, of all license sales were through resellers and 79%, or $64,402, were direct online sales through the Company’s website. During the six months ended June 30, 2014, 58%, or $72,251, of all license sales were through resellers and 42% or $51,967, were direct online sales through the company’s website.

Cost of Revenue

 For the six months ended June 30. 2015, cost of revenue was $142,915 compared to $44,899 for the six months ended June 30, 2014, or an increase of $98,016, or 218%.  Research and development expenditures were $138,241 for the six months ended June 30, 2015 as compared to $38,928 for the six months ended June 30, 2014. The $99,313 increase, or 255%, was attributable to developing new features in our licensing system that allows direct access by resellers, releasing a new remote printing feature for windows and replacing the web portal and integrating it with our accounting software.  For the six months ended June 30, 2015, tech infrastructure costs, hosting costs and merchant fees were $4,674 compared to $5,971 for the six months ended June 30, 2014.

Operating Expenses

Our operating expenses primarily consist of depreciation and amortization, advertising and promotion, professional and general and administrative expenses. Our expenses may fluctuate from period to period based on the extent of our marketing efforts.

Depreciation and Amortization Expenses

During the six months ended June 30, 2015, depreciation and amortization expenses totaled $1,421 compared to $3.472 in the same 2014 period.  The decrease in depreciation and amortization expenses was primarily due to our office equipment and our Microsoft license being fully depreciated in 2014.

Advertising and Promotion Expenses

 During the six months ended June 30, 2015, advertising and promotion expenses were $9.047 compared to $11,380 for the same 2014 period.  The $2,333, or 21%, decline in advertising and promotion expenses is attributable to the Company’s optimized Google advertising campaign.

Professional Expenses

During the six months ended June 30, 2015, our professional expenses amounted to $73,895, a decrease of 75% from the $290,290 expended during the same period of 2014.  Legal expenditures were $28,705 during the six months ended June 30, 2015 compared to $253,094 during the same six-month period of 2014, a decrease of $224,389, or 88%.  $231,819 of the recorded 2014 legal expenses was attributable to the Aqua Connect lawsuit, which was ultimately decided in the Company’s favor in August 2014.  The legal expenses incurred during the first six months of 2015 were primarily attributable to being a public company. Accounting expenditures amounted to $29,190 for the six months ended June 30, 2015 compared to $37,196 for the six months ended June 30, 2014, a decrease of $8,004, or 22%.  The 2014 accounting expenditures included the audit for prior year results and the preparation of an additional tax return.  Investor Relations consulting expenses of $16,000 were incurred during the six months ended June 30, 2015 following the Company’s initial public offering compared to $0 expenditures during the same six months of 2014.

General and Administrative Expenses

For the six months ended June 30, 2015, general and administrative expenditures were $186,222 compared to $18,606 during the six months ended June 30, 2014, an increase of 901%, or $167,616.  The increase is primarily attributable to an additional management expense of $75,473 due to the preparation for our initial public offering, the management of our new public entity and the outsourcing of several key management functions, $64,863 spent for NASDAQ and other filing fees and a $7,353 increase in rent and utility expenditures.

Interest and Debt Amortization Expenses

Our interest and amortization of debt discount expenses totaled approximately $80,706 for the six months ended June 30, 2015, compared to $3,906 for the six months ended June 30, 2014.  For the six months ended June 30, 2015, interest expenses were primarily attributable to interest of $32,027 on our 6% unsecured convertible promissory notes payable, our amortization of debt discount expense was $47,413 and interest on the business line of credit was $1,266.  During the six months ended June 30, 2014, we incurred interest expenses of $1,409 on our convertible notes payable, $1,592 from our line of credit with First Hawaiian Bank, $799 for amortization of our debt discount and $106 from our business credit card.

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

In the six months ended June 30, 2015, the net proceeds of the private placement were used for our working capital and capital expenditure requirements.  We did not use the services of a placement agent or other financial intermediary in connection with the private placement.  The notes, together with the revenue generated from licenses of our software products and our business line of credit of $50,000 noted below, are providing us with sufficient working capital to fund our current operations and product development.

Our wholly-owned subsidiary, Code Rebel LLC, is indebted to First Hawaiian Bank under a $50,000 line of credit issued in 2012 and due on May 31, 2016, bearing interest at 6.4635% per annum.  At June 30, 2015, the outstanding balance under the line of credit was $0.  Arben Kryeziu, our Chairman and Chief Executive Officer, personally guaranteed the line of credit.

On May 19, 2015, we sold a total of 1,000,983 shares of our common stock in an initial public offering at a price of $5 per share, raising $5,004,915 in gross proceeds.  We are using or plan to use the net proceeds of the offering primarily to expand and increase our marketing efforts to promote the sale of our iRAPP products to both enterprise and consumer users, hire additional technical and marketing personnel, build our infrastructure and engage in collaborative development efforts to expand our terminal services offerings to both PC and Mac enterprise and retail customers.  Pursuant to the terms of our 6% unsecured convertible promissory notes described above, all of the outstanding notes, and all accrued interest under such notes, converted into 1,681,731 shares of our common stock.  The effect of the conversion of the notes on our financial statements was to reduce our debt by $1,610,000 and to increase our stockholders’ equity by $1,610,000, as a result of the issuance of the additional shares of common stock.  As of June 30, 2015, 12,682,714 shares of our common stock were outstanding.

Cash, Cash Equivalents and Investments

As of June 30, 2015, we had $4,428,018 in cash and cash equivalents and a working capital surplus of $4,128,661.  Subsequent to June 30, 2015, we used $725,000 of cash in partial consideration for the purchase of the outstanding membership interests of ThinOps Resources LLC.

Cash Flows from Operating Activities

We used $343,345 of cash to fund operating activities during the six months ended June 30, 2015, compared to $43,480 in the six months ended June 30, 2014. More cash was used to fund operating activities during the first six months of 2015 due to increased losses generated by our company and the increase in accrued interest and interest from the discount on our indebtedness.

Cash Flows from Investing and Financing Activities

We generated $4,139,137 of cash from investing and financing activities in the six months ended June 30, 2015, compared to having generated $583,624 of cash from investing and financing activities in the comparable prior year period.  The increase in cash from investing and financing activities was attributable to our initial public offering in May 2015.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex and, consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition, impairment of goodwill and other intangible assets, impairment of long-lived assets, share-based earnings and income taxes (including uncertain tax positions).  Since June 30, 2015, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

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

We do not believe that general inflation materially impacted our earnings for the three and six month periods ended June 30, 2015.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. None.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in a Form 8-K filed on July 31, 2015, we issued 667,511 shares of common stock at an effective price of approximately $12.73 in connection with the acquisition of the outstanding membership interests of ThinOps Resources LLC pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933.  In addition, on June 2, 2015, we granted to James Canton, a director of the company, 375,000 shares of restricted stock under our 2014 Equity Incentive Award Plan pursuant to a Restricted Stock Award Agreement.  Under the terms of such agreement, the shares will vest in three equal increments as follows: (a) as to the first 125,000 restricted shares, on December 2, 2015, (b) as to the next 125,000 restricted shares, on June 2, 2016, and (c) as to the remaining 125,000 restricted shares, on December 2, 2016.

The issuances of the securities described above were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On July 31, 2015, we acquired 100% of the membership interests of ThinOps Resources LLC , a Texas limited liability company pursuant to the terms of a Membership Interest Purchase Agreement (“Purchase Agreement”) among Code Rebel, ThinOps and Thomas M. Moreno, the sole member of ThinOps Resources LLC (the “Member”).  ThinOps Resources LLC is a management and technology consulting services firm based in Houston, Texas, which had revenue of over $2 million in 2014.  The consideration paid by us to the Member in the transaction at closing was $9.25 million in cash and stock.  On July 31, 2015, the Company issued approximately 667,511 shares of its common stock with an agreed upon value of $8.5 million (based on the volume weighted average closing price of the Company’s common stock on the Nasdaq Capital Market for the ten trading days immediately preceding the closing date of the Purchase Agreement or an effective price of approximately $12.73 per share).

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 No. 333- 203089.)

3.2	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 No. 333- 203089.)

3.3	Bylaws of the Company. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 No. 333- 203089.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 No. 333- 203089.)

10.1	Underwriter’s Warrant Agreement. (Incorporated by reference to Exhibit 1.1 to Form 8-K dated May 11, 2015.)

10.2	Employment Agreement with Arben Kryeziu. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 333- 203089.)

10.3	Employment Agreement with Reid Dabney. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 No. 333- 203089.)

31.01*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.
_________________
*	Furnished herewith.

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

CODE REBEL CORPORATION

August 14, 2015	By:	/s/ Arben Kryeziu
Arben Kryeziu Chairman and Chief Executive Officer (Principal Executive Officer)

August 14, 2015	By:	/s/ Reid Dabney
Reid Dabney Chief Financial Officer (Principal Financial and Accounting Officer)