Form 10-Q
period 2015-09-30
Code Rebel Corp
filed 2015-11-16
CIK 1613011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

As of September 30, 2015, 13,354,225 shares of the registrant’s Common Stock, par value $0.0001 per share, were outstanding.

CODE REBEL CORPORATION
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2015

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODE REBEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2015 (Unaudited)	December 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$3,150,810	$632,316
Accounts receivable	135,511	13,093
Deposit and prepaid expense	67,892	2,152
TOTAL CURRENT ASSETS	3,354,213	647,561

Intangible assets, net	11,644	13,292
Property and equipment, net	16,522	-
Goodwill	9,194,043	-
TOTAL ASSETS	$12,576,422	$660,853

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$199,453	$212,297
Accounts payable to related party	65,871	-
Income tax payable	9,039	-
Interest payable	-	39,869
Warrant liabilities	-	68,000
Convertible notes payable, net	-	718,658
Payable to related party	113,653	444,405
TOTAL CURRENT LIABILITIES	388,016	1,483,228

LONG TERM LIABILITIES
Line of credit	-	49,629
Convertible notes payable, net	-	606,430
TOTAL NON-CURRENT LIABILITIES	-	656,059

TOTAL LIABILITIES	388,016	2,139,288

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.0001 par value, 20,000,000 shares authorized, 13,354,225 and 10,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,335	1,000
Additional paid-in capital	14,704,865	109,378
Accumulated deficit	(2,517,794)	(1,588,813)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	12,188,406	(1,478,435)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,576,422	$660,853
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CODE REBEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net Revenues	$249,912	$51,335	$331,335	$175,553
Cost of revenues	225,260	35,342	368,175	80,241
Gross profit (loss)	24,652	15,993	(36,840)	95,312

Operating Expenses:
Depreciation and amortization expense	1,890	1,224	3,311	4,696
Advertising and promotion	36,067	3,797	45,114	15,177
Professional expenses	295,615	138,255	369,510	428,545
General and administration expenses	205,950	7,241	392,172	25,847
Total operating expenses	539,522	150,517	810,107	474,265
Loss from operations	(514,870)	(134,524)	(846,947)	(378,953)

Other Expenses:
Interest expense	1,328	18,725	34,621	21,832
Amortization of debt discount	-	12,071	47,413	12,870
Total Other Expense	1,328	30,796	82,034	34,702

Loss before income taxes	(516,198)	(165,320)	(928,981)	(413,655)

Provision for income taxes	-	-	-	-

Net loss	$(516,198)	$(165,320)	$(928,981)	$(413,655)

Net loss per share
Basic and Diluted:	$(0.040)	$(0.017)	$(0.082)	$(0.041)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	13,017,129	10,000,000	11,336,970	10,000,000
Diluted	13,017,129	10,000,000	11,336,970	10,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CODE REBEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

					Total Stockholders' Equity (Deficit)
			Additional Paid in Capital	Accumulated Deficit
	Common Stock
	Shares	Amount

Balance as of January 1, 2014 (Reorganization date)	10,000,000	$1,000	$109,378	$(908,871)	$(798,493)

Net loss for the year ended December 31, 2014	-	-	-	(679,942)	(679,942)

Balance as of December 31, 2014	10,000,000	1,000	109,378	(1,588,813)	(1,478,435)

Shares issued on note conversion	1,681,731	168	1,681,563	-	1,681,731

Sale of common stock in initial public offering, net of expenses	1,000,983	100	4,278,876	-	4,278,976

Reclassification of warrant liabilities	-	-	80,500	-	80,500

Stock based compensation	4,000	-	57,200	-	57,200

Stock issued for acquisition of subsidiary	667,511	67	8,497,348	-	8,497,415

Net loss for the nine month period ended September 30, 2015	-	-	-	(928,981)	(928,981)

Balance as of September 30, 2015	13,354,225	$1,335	$14,704,865	$(2,517,794)	$12,188,406

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CODE REBEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	September 30, 2015	September 30, 2014
Net loss	$(928,981)	$(413,655)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,311	4,696
Interest from discount on debt	47,413	12,870
Stock based compensation	57,200	-

(Increase) decrease in current assets:
Accounts receivable	(45,517)	(984)
Deposit and prepaid expense	(60,451)	(22,820)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(99,520)	159,202
Accrued interest	31,862	19,301
Net cash used in operating activities	(994,683)	(241,390)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon reorganization	132,767	3,323
Cash paid on acquisition	(750,000)	-
Purchase of property, plant and equipment	(18,185)	-
Net cash (used in) provided by investing activities	(635,418)	3,323

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock from the IPO	5,004,915	-
IPO costs	(725,939)	-
Proceeds from issuance of notes payable	250,000	1,360,000
Repayment to related party, net	(330,752)	(154,218)
Repayment of line of credit, net	(49,629)	(302)
Net cash provided by financing activities	4,148,595	1,205,480

Net increase in cash and cash equivalents	2,518,494	967,413

Cash and cash equivalents, at the beginning of the period	632,316	-

Cash and cash equivalents, at the end of the period	$3,150,810	$967,413

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$2,531

Non- cash investing and financing activities:
Shares issued for the acquisition of ThinOps	$8,497,415	$-
Sale of office condominium as payment to related party	$-	$117,041
Assumption of mortgage by related party on sale of building	$-	$329,837
Conversion of notes payable and accrued interest	$1,681,731	$-
Warrants granted on note payables	$12,500	$68,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CODE REBEL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

Organization

Code Rebel Corporation (the “Company”, “we”, “our”) was organized under the laws of the State of Delaware on May 8, 2014.

Code Rebel, LLC was organized under the laws of the State of Hawaii on April 27, 2007.  The idea behind Code Rebel was to create a new remote access protocol that would allow the user to access a specific application on a remote Mac computer. After two years of development, the protocol concept was extended to be able to merge a remote Mac desktop with a local Windows desktop. Finally, the company developed the full iRAPP Protocol specification, multi-user terminal server for Mac (iRAPP TS), client-side application for Windows (iRAPP Client for Windows) and client-side application for Mac (iRAPP Client for Mac). After multiple requests from customers in 2008, in 2009 the support for Microsoft's Remote Desktop Protocol (RDP) was added. Today, customers can connect to a remote Mac using iRAPP Client or any existing RDP Client. In addition, Code Rebel is distributing iRAPP Terminal Server under single-user license as "iRAPP". The iRAPP TS provides a wide range of usage cases. Our customers use iRAPP TS to build OSX/iOS applications, access and print corporate documents, run shared business applications, perform quality assurance, control and maintain servers and personal computers remotely.  Code Rebel's Load Balancing solution (a free addition to iRAPP TS), allows customers to create a cluster of terminal servers, so multiple users can access multiple servers, using a single entry point.

On July 31, 2015, the Company acquired ThinOps Resources LLC (ThinOps) in exchange for 667,511 shares of common stock of the Company valued at $8,497,415 and $750,000 in cash. ThinOps was organized under the laws of the State of Texas on October 25, 2012 to provide management and technology consultancy.  The acquisition was accounted for under the purchase method of accounting.  The Company has included the results of ThinOps operations since the acquisition date.

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

Initial Public Offering

The Company closed an initial public offering, (“IPO”), of 1,000,983 shares of common stock at a price of $5.00 per share on May 19, 2015.  The Company received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $4.3 million.

Burnham Securities, Inc. acted as the sole underwriter for our IPO.  The Company issued the underwriter a five-year warrant (the “Underwriting Warrant”) to purchase 40,039 shares of common stock at an exercise price of $5.00 per share.  The Underwriting Warrant was not exercisable until November 7, 2015 (180 days from the date the underwriting agreement was executed).

The convertible notes, including accrued interest of $71,731, were converted into 1,681,731 shares of common stock effective upon the completion of the IPO.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Company’s December 31, 2014 financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 (Registration No. 333-203089), declared effective on May 11, 2015 by the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Principles of Consolidation
The consolidated financial statements include the accounts of Code Rebel Corporation and its wholly owned subsidiaries Code Rebel, LLC and ThinOps Resources, LLC.  All intercompany accounts and transactions have been eliminated in the preparation of these consolidated statements.

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

Cash and Cash Equivalents
Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  We maintain cash deposits at banks located in Hawaii, Texas and New York.  Deposits at these banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believe we are not exposed to any significant risk on cash and cash equivalents.

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

The Company has significant income tax net operating losses; however, due to the uncertainty of the realizability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at September 30, 2015 and 2014.

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

Property & equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software	3 to 10 years
Computer hardware	5 to 15 years
Furniture and equipment	3 to 5 years

Description	September 30, 2015	December 31, 2014
Furniture and equipment	$18,185	$-
Total Property and equipment	18,185	-
Less: Accumulated depreciation	(1,663)	-
	$16,522	$-

On December 31, 2014, fixed assets valued at $7,828 that were fully depreciated were disposed of.

For the three-month periods ended September 30, 2015 and 2014, depreciation expense was $1,340 and $226, respectively.

For the nine-month periods ended September 30, 2015 and 2014, depreciation expense was $1,663 and $703, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(516,198)	$(165,320)	$(928,981)	$(413,655)

Net loss per share
Basic and Diluted:	$(0.040)	$(0.017)	$(0.082)	$(0.041)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	13,017,129	10,000,000	11,336,970	10,000,000
Diluted	13,017,129	10,000,000	11,336,970	10,000,000

Recently Issued Accounting Pronouncements
The Company has considered recent accounting pronouncements and believes these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2015 and December 31, 2014:

Description	September 30, 2015	December 31, 2014
Microsoft License	$10,000	$10,000
Development Costs	33,951	33,951
Trademark	6,714	6,714
Total intangible assets	50,665	50,665

Less: Accumulated amortization	(39,021)	(37,373)

Intangible Assets, net	$11,644	$13,292

Development costs are amortized over three years.  Licenses are amortized over five years.

Trademarks for $6,714 were deemed to have indefinite lives and are not amortized but are tested for impairment annually.  As of September 30, 2015, the Company concluded there was no impairment.

Amortization expense was $550 and $998 for the three-months ended September 30, 2015 and 2014, respectively,

Amortization expense was $1,648 and $3,993 for the nine-month periods ended September 30, 2015 and 2014, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from September 30, 2015 is estimated to be:

2016	$2,196
2017	2,196
2018	538
$4,930

Note 4 – ACQUISITION OF THINOPS RESOURCES LLC

On July 31, 2015, the Company, acquired 100% of the membership interests of ThinOps Resources LLC (“ThinOps”), a Texas limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement (“Purchase Agreement”) among Code Rebel, ThinOps and Thomas M. Moreno, the sole member of ThinOps (the “Member”).  ThinOps Resources is a management and technology consulting services firm based in Houston, Texas.  The acquisition was accounted for under the purchase method of accounting.  The Company has included the results of operations since the acquisition date.

 The consideration paid by the Company to the sole Member in the transaction at closing was $9.25 million in cash and stock.  On July 31, 2015, the Company issued approximately 667,511 shares of its common stock with an agreed upon value of $8.5 million (based on the volume weighted average closing price of the Company’s common stock on the Nasdaq Capital Market for the ten trading days immediately preceding the closing date of the Purchase Agreement).  The total consideration paid excludes transaction costs.

The Company recorded goodwill of $9,194,043 on the acquisition. The table below shows the calculation of the goodwill:

Total Purchase price
Cash	$750,000
Stock issued (667,511 @ $12.73 per share)	8,497,415
Total Acquisition Cost	9,247,415

Less: Net Assets acquired
Cash	132,767
Accounts Receivable	76,901
Other assets	5,289
Total Identifiable Assets	214,957

Accounts payable and accrued expenses	(152,546)
Income tax payable	(9,039)
Total liabilities assumed	(161,585)

Net assets acquired	53,372

Total goodwill	$9,194,043

Note 5 – RELATED-PARTY TRANSACTIONS

As of September 30, 2015 and 2014, the Company contracted services from a related company controlled by a member and officer of this Company. Contracted services included development, rent and administrative services that amounted to $118,545 and $25,437, respectively, during the three-month periods ended September 30, 2015 and 2014.

Contracted services included development, rent and administrative services that amounted to $293,044 and $76,483, respectively, during the nine-month periods ended September 30, 2015 and 2014.

As of September 30, 2015 and December 31, 2014, the Company had amounts payable to the related company of $113,653 and $444,405, respectively.

As of September 30, 2015 and December 31, 2014, respectively, the Company had accounts payable to the related company of $65,871 and $0, respectively.

Note 6 – LINE OF CREDIT

Code Rebel, LLC obtained a line of credit with First Hawaii Bank on May 21, 2012 for $50,000 with an adjustable interest rate.  The terms of the current line of credit is interest at 6.4635% per annum, minimum monthly payments of $263.38 for interest with final payment due by May 31, 2016.  The line of credit is guaranteed by an officer of the Company.  As of September 30, 2015, the Company had paid off this line of credit. The Company paid interest of $1,266 and $2,399 for the nine-month periods ended September 30, 2015 and 2014, respectively, on the line of credit.

Note 7 – NOTES PAYABLE

Convertible Notes Payable
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

•
Corporate Transaction: In the event of a Corporate Transaction prior to the full payment of the note or prior to a time when the note could be converted, at Lender’s election, (i) all outstanding principal and unpaid accrued interest due on such note shall be converted into conversion shares; or (ii) the Lender would be paid an amount equal to all accrued and unpaid interest due on such notes plus the outstanding principal amount of such note.

Since the notes were convertible subject to the occurrence of a contingent event, no beneficial conversion feature was recorded on the notes. There was no minimum aggregate amount of consideration that must be received by the Company to complete the offering and sale of up to $4,000,000.  In return for the consideration paid by the lender, simultaneous with the sale and issuance of the note, the Company also had to issue to the lender a warrant entitling the lender or other holder thereof to purchase that number of shares of common stock as was be determined by (a) dividing 5% of the consideration paid by the lender, by (b) exercise price. The exercise price of the warrant was equal to:

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

On May 19, 2015, all the notes plus the accrued interest were converted into 1,681,731 shares of common stock in exchange for the principal amount of $1,610,000 and the accrued interest of $71,731 on the same. The shares were issued at $1 per share in the equity financing and the notes were also converted at the rate of $1 per share. As of September 30, 2015, there are no notes payable. During the nine-month period ended September 30, 2015 and 2014, the interest expense on the convertible notes was $31,862 and $1,409, respectively.

Note 8 – STOCK WARRANTS

The Company had $80,500 in stock warrant liabilities from the eight notes payable discussed in note 7.  In return for the consideration paid by the lender, simultaneous with the sale and issuance of the note, the Company issued to the lender a warrant entitling the lender or other holder thereof to purchase that number of share of common stock as determined by (a) dividing 5% of the consideration paid by the lender, by (b) exercise price. The exercise price of the warrant was equal to:

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

In connection with the closing of our IPO, the Company also issued warrants (the “Underwriting Warrant”) to Burnham Securities, Inc. for their role as the sole underwriter for our IPO.  The Company issued Burnham a 5-year warrant to purchase 40,039 shares of common stock at an exercise price of $5.00 per share.  The warrant was not exercisable until November 7, 2015 (180-days from the date of the underwriting agreement) and expires on May 11, 2020. The Company estimated the fair value of the Underwriting Warrant at the issuance date to be $47,246 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $5.00 per share, time to maturity of 5 years, volatility of 23%, zero expected dividend rate and risk-free rate of 1.59%.

A roll-forward of warrant activity from January 1, 2015 to September 30, 2015 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of September 30, 2015
Convertible Notes	80,500	-	-	80,500
Underwriter Warrants	-	40,039	-	40,039
	80,500	40,039	-	120,539

Note 9 –STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
The Company has 20,000,000 shares of Common Stock authorized at a par value of $0.0001 as of September 30, 2015.  There were 10,000,000 shares issued and outstanding from the Reorganization on May 20, 2014.  Each Common shareholder has one (1) vote.

On May 19, 2015, the Company closed the initial public offering whereby 1,000,983 shares of common stock were sold at $5.00 per share. The Company paid $725,939 for consulting and legal charges directly related to the public offering. These expenses were adjusted against the selling price of the common stock.

Simultaneously with the close of the initial public offering, the Company also issued 1,681,731 shares in exchange for the conversion of the convertible notes and accrued interest on the same (Note 7).

On July 31, 2015, the Company issued 667,511 shares of common stock at $12.73 per share for the acquisition of ThinOps Resources LLC (See Note 4).

On August 31, 2015, the Company issued 4,000 shares of common stock, valued at $ 57,200 as a fee paid for advisory services.

As of September 30, 2015, the Company had 13,354,225 outstanding shares of common stock.  In addition, the Company granted 375,000 shares of restricted stock on June 2, 2015 which vest commencing on December 2, 2015.

Dividend Policy
The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 10 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the three- and nine-month periods ended September 30, 2015 and 2014:

Income Tax Expense	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Current	$-	$-	$-	$-
Deferred	-	-	-	-
Total	$-	$-	$-	$-

The following are the components of loss before income tax reflected in the Statement of Operations for the three- and nine-month periods ended September 30, 2015 and 2014:

Components Of Loss Before Income Tax	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Loss before income tax	$(516,198)	$(165,320)	$(928,981)	$(413,655)

Income tax	$-	$-	-	-

Effective tax rate	0%	0%	0%	0%

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the three and nine month periods ended September 30, 2015 and 2014:

Income Tax Rate Reconciliation	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
US statutory rates	34%	34%	34%	34
Loss from operations	(34)%	(34)%	(34)%	(34)
Tax expense at actual rate	-%	-%	-%	-

NOTE 11 – SEGMENT INFORMATION

The Company, with the acquisition of ThinOps Resource, LLC on July 31, 2015, now operates in two business segments: providing end-user applications and providing management and consulting services. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.   The Company only had one reportable segment as of September 30, 2014.

The following table summarizes significant financial information by segment:

	September 30, 2015	September 30, 2014
Revenues from unaffiliated customers:
End User Applications	$137,098	$175,553
Consultancy	194,237	-
Corporate and Other	-	-
Consolidated Totals	$331,335	$175,553

Net Income:
End User Applications	$(401,737)	$(247,627)
Consultancy	21,185	-
Corporate and Other	(548,429)	(166,028)
Consolidated Totals	$(928,981)	$(413,655)

Depreciation and amortization:
End User Applications	$3,311	$4,696
Consultancy	-	-
Corporate and Other	-	-
Consolidated Totals	$3,311	$4,696

Interest expense:
End User Applications	$1,266	$2,531
Consultancy	831	-
Corporate and Other	32,524	19,301
Consolidated Totals	$34,621	$21,832

Capital expenditures:
End User Applications	$18,185	$-
Consultancy	-	-
Corporate and Other	-	-
Consolidated Totals	$18,185	$-

Identifiable assets:
End User Applications	$200,834	$116,168
Consultancy	211,442	-
Corporate and Other	12,164,146	891,143
Consolidated Totals	$12,576,422	$1,007,311

Note 12 –SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements.

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

Overview

As used in this report, the terms “we,” “us,” “our,” “Code Rebel” or the “Company” mean Code Rebel Corporation and its subsidiaries (unless the context indicates a different meaning).

We develop, market and license our proprietary iRAPP® terminal services products that allow users of Windows-based personal computers (“PCs”) and Apple Inc. computers (“Macs”) to simultaneously access programs on their PCs and Macs through a single device using a single monitor, mouse and keyboard.  Our software provides the seamless interaction of a remote or locally networked Mac OS X server in a merged PC/Mac desktop environment.  Our business strategy is closely tied to the continuing development and market penetration of Mac products into the enterprise and commercial business environments.  We recently completed our product development phase and are currently commercially marketing and licensing multiple software products grouped into three product families: client-side products, terminal/server products and access products.

We acquired ThinOps Resources LLC (“ThinOps”) on July 31, 2015. This acquisition allows us to expand our business to include management and technology consulting services.

We have two operating and reportable business segments.

Our Code Rebel product line revenue model is based on the sale of software licenses and support and maintenance subscriptions.  Enterprise customers currently pay a base license fee of $179 per user, per server.  Single-user customers pay a flat license fee of $79.  iRAPP and iRAPP TS may be licensed by customers and immediately downloaded from our corporate ecommerce website.  Customers also have the option to download our 14-day free trial via Apple’s office website.

Support and maintenance subscriptions are charged at 20% of the customer’s license fee, recurring annually.  Subscribed customers receive the latest version of iRAPP with a valid support and maintenance contract in place.  We offer a 25% discount on license fees for resellers, educational institutions and non-profit organizations.

We market and distribute our software products through direct sales and our reseller program.  We currently have a network of twenty-eight resellers located in eleven countries.  As of September 30, 2015, we had issued a total of 20,292 licenses for the use of our iRAPP terminal services products.  These licenses included 2,332 paid customer licenses and 17,960 free-of-charge licenses for trial use of our products.  Substantially all of our paid licenses began as free-of-charge trial licenses that were subsequently converted by licensees to our payment terms (and are counted only once as paid licenses in the breakdown above).  Based on experience, we believe approximately 10% of all new trial licenses are ultimately converted into paid licenses.  As of September 30, 2015, our paid licenses were held by 1,911 single-user licensees, as well as 421 corporate licensees supporting 54 individual users each on average, totaling approximately 24,780 paid users.  Our five largest customers (by revenue) are Bloomberg L.P., Wells Fargo & Co., Morgan Stanley, United Services Automobile Association and International Business Machines Corp.  We have also licensed our software to educational institutions such as the University of California, University of Texas and University of Missouri.

Our ThinOps revenue model is based on the sale of technical engineering and services hours as well as support/maintenance agreements.  Certain customers pay us a monthly retainer to have systems engineers available in an on-demand basis. Customers who do not subscribe to retainer model pay us on a time and materials basis for project work following an agreed upon Scope of Work.

            We market ThinOps’ services through direct sales and also have several sub-contract agreements with larger services companies that pay us to deliver on contracts or agreements they have already signed. This sub-contract model allows us to keep engineers productive, maintain our margin goals and minimize non-productive bench time.

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	our ability to enter into additional license agreements and consulting arrangements, to expand and diversify our customer base, and to extend the geographic areas we serve;

•	our ability to attract competent, skilled technical and marketing professionals and sub-contractors for our operations at acceptable prices to manage our overhead;

•	our ability to raise additional equity capital, if and when needed; and,

•	our ability to control our costs of operations as we expand our infrastructure and capabilities.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2015 and September 30, 2014.

The following discussion of our results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2015 and 2014.  The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Set forth below are the results of our operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended		$ Increase (Decrease)	% Increase (Decrease)
	September 30, 2015	September 30, 2014
Net Revenues	$249,912	$51,335	$198,577	387%
Cost of revenues	225,260	35,342	189,918	537%
Gross profit (loss)	24,652	15,993	8,659	54%

Operating Expenses:
Depreciation and amortization expense	1,890	1,224	666	54%
Advertising and promotion	36,067	3,797	32,270	850%
Professional expenses	295,615	138,255	157,360	114%
General and administration expenses	205,950	7,241	198,709	2,744%
Total operating expenses	539,522	150,517	389,005	258%
Loss from operations	(514,870)	(134,524)	(380,346)	283%

Other Expenses:
Interest expense	1,328	18,725	(17,397)	(93)%
Amortization of debt discount	-	12,071	(12,071)	(100)%
Total Other Expense	1,328	30,796	(29,468)	(96)%

Loss before income taxes	(516,198)	(165,320)	(350,878)	212%

Provision for income taxes	-	-	0	0%

Net loss	$(516,198)	$(165,320)	$(350,878)	212%

Revenue

We reported a net loss of $516,198 for the three months ended September 30, 2015 compared to a net loss of $165,320 for the three months ended September 30, 2014. Our revenues increased by 387% to $249,912 for the three months ended September 30, 2015, from $51,335 in the three months ended September 30, 2014. The increase in revenue was mainly due to the acquisition of ThinOps Resources, LLC (ThinOps) on July 31, 2015.  ThinOps’ revenue contribution from August 1, 2015 to September 31, 2015 was $194,237.  Revenue from Code Rebel from sales of licenses of its iRapp product during the three months ended September 30, 2015 and 2014 was $55,675 and $51,335, respectively.  During the three months ended September 30, 2015, 64%, or $35,737, of license sales were through resellers and 36%, or $19,938, was direct online sales through the Company’s website. During the three months ended September 30, 2014, 35%, or $17,719, of license sales were through resellers and 65%, or $33,616, was direct online sales through the Company’s website.

Cost of Revenue

Cost of revenue was $225,260 for the three months ended September 30, 2015 compared to $35,342 for the three months ended September 30, 2014, an increase of $189,918 or 537%.  Due to the acquisition of ThinOps on July 31, 2015, outside technology services expense was $135,169 for the three months ended September 30, 2015. There was no outside technology services expense for the same 2014 periods. Research and development expenditures were $88,483 for the three months ended September 30, 2015, compared to $33,026 for the three months ended September 30, 2014. The increase of $55,457, or 168%, in research and development expenditures is attributable to developing new features in our licensing system that allow direct access by resellers, releasing a new remote printing feature for windows, and replacing the web portal and integrating it with the accounting software.  Also included in cost of revenue were tech infrastructure costs, hosting costs and merchant fees. For the three months ended September 30, 2015, tech infrastructure costs, hosting costs and merchant fees were $1,608 compared to $2,316 for the three months ended September 30, 2014.

Operating Expenses

 Our operating expenses primarily consist of depreciation and amortization, advertising and promotion, professional and general and administrative expenses.  Our expenses may fluctuate from period to period based on the extent of our marketing efforts.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses primarily consist of office equipment, corporate trademarks, our Microsoft license and initial software development costs, which totaled $1,890 for the three months ended September 30, 2015, compared to $1,224 for the same period in 2014.

Advertising and Promotion Expenses

Our advertising and promotion expenses was $36,067 for the three months ended September 30, 2015, compared to $3,797 for the same period in 2014. The increase in advertising and promotion expenses of $32,270, or 850%, was a direct result of increased promotional activity, including investor relationships and optimizing the Company’s Google advertising campaign.

Professional Expenses

 Our professional expenses primarily consist of legal, accounting and professional consulting fees.  Professional expenses increased from $138,255 for the three months ended September 30, 2014 to $295,615 for the three months ended September 30, 2015.  Legal expenditures were $84,711 for the three months ended September 30, 2015, compared to $92,585 for the three months ended September 30, 2014, a decrease of $7,874, or 9%. Accounting expenditures were $88,854 for the three months ended September 30, 2015, compared to $16,920 for the three months ended September 30, 2014, an increase of $71,934 or 425%. Accounting expenditures for the three months ended September 30, 2015 were related to the acquisition of ThinOps and quarterly reviews. Accounting expenditures for the three months ended September 30, 2014 were related to preparations for the Company’s initial public offering. Consulting expenditures were $122,050 for the three months ended September 30, 2015, compared to $28,750 for the three months ended September 30, 2014, an increase of $93,300, or 325%. Consulting expenditures for the three months ended September 30, 2015 were related to promoting the Company’s image within the investment community and enhancing investor relationships.  Consulting expenditures for the three months ended September 30, 2014 relate to referrals on convertible notes.

 General and Administrative Expenses

 Our general and administrative expenses primarily consist of the salaries and other costs of employment of our executive, finance and administration staff, insurance premiums, filing fees and office rental expenses.  General and administrative expenses were $205,950 for the three months ended September 30, 2015, compared to $7,241 for the three months ended September 30, 2014, an increase of 2,744%, or $198,709. The increase was principally attributable to $127,284 associated with payroll, $42,017 for insurance costs, $20,775 for filing and NASDAQ fees and $5,973 for rent and office expenses.

  Interest and Debt Amortization Expenses

Interest and amortization of debt discount expenditures was $1,328 for the three months ended September 30, 2015, compared to $30,796 for the three months ended September 30, 2014.  The decrease was primarily due to the decrease of interest expense related to convertible notes payable from $18,725 for September 30, 2014 to $1,328 for September 30, 2015.  Amortization of debt discount decreased from $12,071 for September 30, 2014 compared to $0 for September 30, 2015.

 Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Set forth below are the results of our operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended		$ Increase (Decrease)	% Increase (Decrease)
	September 30, 2015	September 30, 2014
Net Revenues	$331,335	$175,553	$155,782	89%
Cost of revenues	368,175	80,241	287,934	359%
Gross profit (loss)	(36,840)	95,312	(132,152)	(139)%

Operating Expenses:
Depreciation and amortization expense	3,311	4,696	(1,385)	(29)%
Advertising and promotion	45,114	15,177	29,937	197%
Professional expenses	369,510	428,545	(59,035)	(14)%
General and administration expenses	392,172	25,847	366,325	1,417%
Total operating expenses	810,107	474,265	335,842	71%
Loss from operations	(846,947)	(378,953)	(467,994)	123%

Other Expenses:
Interest expense	34,621	21,832	12,789	59%
Amortization of debt discount	47,413	12,870	34,543	268%
Total Other Expense	82,034	34,702	47,332	136%

Loss before income taxes	(928,981)	(413,655)	(515,326)	125%

Provision for income taxes	-	-	0	0%

Net loss	$(928,981)	$(413,655)	$(515,326)	125%

Revenue

We reported a net loss of $928,981 for the nine months ended September 30, 2015, compared to a net loss of $413,655 for the nine months ended September 30, 2014. Our revenues increased by 89% to $331,335 for the nine months ended September 30, 2015, from $175,553 in the nine months ended September 30, 2014. The increase in revenue was mainly due to the acquisition of ThinOps Resources, LLC (ThinOps) on July 31, 2015.  Income from ThinOps from August 1, 2015 to September 31, 2015 was $194,237.  Revenue from Code Rebel from sales of licenses of its iRapp product during the nine months ended September 30, 2015 and 2014 was $137,098 and $175,553, respectively. During the nine months ended September 30, 2015, 38%, or $52,758, of license sales were through resellers and 62%, or $84,340, was direct online sales through the Company’s website. During the nine months ended September 30, 2014, 51%, or $89,970, of license sales were through resellers and 49%, or $85,583, was direct online sales through the Company’s website.

Cost of Revenue

Cost of revenue was $368,175 for the nine months ended September 30, 2015 compared to $80,241 for the nine months ended September 30, 2014, an increase of $287,934 or 359%.  Due to the acquisition of ThinOps on July 31, 2015, outside technology services expenses were $135,169 for the nine months ended September 30, 2015. There were no outside technology services expenses registered during the nine months ended September 30, 2014. Research and development expenditures were $226,725 for the nine months ended September 30, 2015, compared to $73,646 for the nine months ended September 30, 2014. The increase of $153,079, or 208%, in research and development expenditures is attributable to developing new features in our licensing system that allows direct access by resellers, releasing a new remote printing feature for windows and replacing the web portal and integrating it with the accounting software.  Also included in cost of revenue were tech infrastructure costs, hosting costs and merchant fees. For the nine months ended September 30, 2015, tech infrastructure costs, hosting costs and merchant fees were $6,281 compared to $6,595 for the nine months ended September 30, 2014.

Operating Expenses

Our operating expenses primarily consist of depreciation and amortization, advertising and promotion, professional and general and administrative expenses.  Our expenses may fluctuate from period to period based on the extent of our marketing efforts.

Depreciation and Amortization Expenses

Depreciation and amortization expenditures amounted to $3,311 for the nine months ended September 30, 2015, compared to $4,696 for the nine months ended September 30, 2014.  The decrease in depreciation and amortization expenses was primarily due to our office equipment and our Microsoft license being fully depreciated in 2014.

Advertising and Promotion Expenses

Advertising and promotion expenditures were $45,114 for the nine months ended September 30, 2015, compared to $15,177 for the nine months ended September 30, 2014. The increase in advertising and promotion expenditures of $29,937, or 197%, was a direct result of increased promotional activity, including investor relationships and optimizing the Company’s Google advertising campaign.

Professional Expenses

Professional expenses decreased from $428,545 for the nine months ended September 30, 2014 to $369,510 for the nine months ended September 30, 2015.  Legal expenditures were $113,416 for the nine months ended September 30, 2015, compared to $345,680 for the nine months ended September 30, 2014, a decrease of $232,264, or 67%.   Legal expenditures in the amount of $280,870 during the nine months ended September 30, 2014 related to a lawsuit filed by Aqua Connect. The case was dismissed in full favor of the Company in July 2014. Accounting expenditures were $118,044 for the nine months ended September 30, 2015, compared to $54,115 for the nine months ended September 30, 2014, an increase of $63,929 or 118%. Accounting expenditures for the nine months ended September 30, 2015 involved the audit of financial statements in connection with the acquisition of ThinOps and quarterly reviews of our unaudited financial statements.  Consulting expenditures amounted to $138,050 for the nine months ended September 30, 2015, compared to $28,750 for the nine months ended September 30, 2014, an increase of $109,300 or 380%. Consulting expenditures for the nine months ended September 30, 2015 were primarily related to promoting the Company’s profile, including investor relationships. Consulting expenditures for the nine months ended September 30, 2014 relate to referrals on convertible notes.

General and Administrative Expenses

 General and administrative expenditures was $392,172 for the nine months ended September 30, 2015, compared to $25,847 for the nine months ended September 30, 2014, an increase of 1417%, or $366,325. The increase is primarily attributable to additional costs of $202,757 associated with payroll, $61,817 for insurance costs, and $85,338 for filing fees and NASDAQ fees and $14,636 for rent and office expenses.

Interest and Debt Amortization Expenses

Interest and amortization of debt discount expenditures was $82,034 for the nine months ended September 30, 2015, compared to $34,702 for the nine months ended September 30, 2014.  The increase was primarily due to the increase of amortization of debt discount from $12,870 for September 30, 2014 compared to $47,413 for September 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

To finance our transition from a privately held company to a publicly traded corporation, we obtained funding from the issuance of 6% unsecured convertible promissory notes.  Effective as of September 30, 2014, we completed a private placement of $1,360,000 in aggregate principal amount of our 6% unsecured promissory notes and warrants to purchase 68,000 shares of common stock to seven unaffiliated institutional and individual accredited investors.  In February 2015, we issued an additional promissory note for $250,000 on the same terms as our 2014 6% unsecured promissory notes, together with warrants to purchase 12,500 shares of common stock, to an unaffiliated accredited investor.  All of our 6% unsecured promissory notes were converted into 1,681,731 shares of our common stock contemporaneously with the closing of our initial public offering on May 19, 2015.  Pursuant to the terms of the 6% unsecured promissory note and warrant agreements with the investors, upon completion of a “net equity financing” in the amount of $750,000 or more (including an initial public offering), all of the principal and accrued interest under the notes were to automatically convert into shares of our common stock at a conversion price equal to the lower of (i) 80% of the sale or implied price of our common stock in such net equity financing (in the case of the public offering of shares of our common stock at $5.00 per share, the conversion price would be $4.00 per share) or (ii) a price based on dividing $10,000,000 by the number of our outstanding shares of common stock immediately prior to such net equity financing (in this case, the conversion price would be $1.00 per share, because as of the date of our initial public offering there were 10,000,000 outstanding shares of common stock).  If not earlier converted, the notes were to mature 18 months after the date of their issuance.  The terms of the convertible note financing were negotiated with the lead unaffiliated institutional investor and were significantly impacted by the then-current legal proceedings involving our Company.

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

The net proceeds of the private placement were used for our working capital and capital expenditure requirements.  We did not use the services of a placement agent or other financial intermediary in connection with the private placement.  The notes, together with the revenue generated from licenses of our software products and our management and technology consulting services, proceeds from our initial public offering noted below and our business line of credit of $50,000 noted below, are providing us with sufficient working capital to fund our current operations and product development.

Our wholly owned subsidiary, Code Rebel LLC, has a $50,000 line of credit from First Hawaiian Bank which has a final maturity of May 31, 2016, bearing interest at 6.4635% per annum.  As of September 30, 2015, the outstanding balance under the line of credit was $0.  Arben Kryeziu, our Chairman and Chief Executive Officer, personally guaranteed the line of credit.

On May 19, 2015, we sold a total of 1,000,983 shares of our common stock in an initial public offering at a price of $5 per share, raising $5,004,915 in gross proceeds.  We are using or plan to use the net proceeds of the offering primarily to expand and increase our marketing efforts to promote the sale of our iRAPP products to both enterprise and consumer users, hire additional technical and marketing personnel and build our infrastructure, engage in collaborative development efforts to expand our terminal services offerings to both PC and Mac enterprise and retail customers, to pay the cash portion of the consideration for the acquisition of ThinOps and for other corporate purposes.  Pursuant to the terms of our 6% unsecured convertible promissory notes described above, all of the outstanding notes, and all accrued interest under such note, converted into 1,681,731 shares of our common stock.  The effect of the conversion of the notes on our financial statements will essentially be to reduce our debt by $1,610,000 as of March 31, 2015, as a result of the extinguishment thereof, and to increase our stockholders’ equity by $1,610,000 as of March 31, 2015, as a result of the issuance of the additional shares of common stock.  On July 31, 2015, the Company acquired ThinOps for $750,000 and the issuance of 667,511 shares of the Company’s common stock.  As of September 30, 2015, 13,354,225 shares of our common stock were outstanding.

Cash, Cash Equivalents and Investments

As of September 30, 2015, we had $3,150,810 in cash and cash equivalents and a working capital surplus of $2,966,197.

Cash Flows from Operating Activities

We used $994,683 of cash to fund operating activities during the nine months ended September 30, 2015, compared to $241,390 in the nine month ended September 30, 2014.  More cash was used to fund operating activities during the first nine months of 2015 due to increased losses generated by our Company and the decrease in accounts payable and accrued expenses and increase in accounts receivable and prepaid expenses.

Cash Flows from Investing Activities

We used $635,418 cash from investing activities in the nine months ended September 30, 2015, compared to having generated $3,323 of cash from investing and financing activities in the comparable prior year period.  The main reason for the usage was the $750,000 paid for the acquisition in July, 2015.

Cash Flows from Financing Activities

We generated $4,148,595 of cash from financing activities in the nine months ended September 30, 2015, compared to having generated $1,205,480 of cash from investing and financing activities in the comparable prior year period.  The increase in cash from investing activities was attributable to our initial public offering in May 2015.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex and, consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition, impairment of goodwill and other intangible assets, impairment of long-lived assets, share-based earnings and income taxes (including uncertain tax positions).  Since September 30, 2015, there have been no changes in our critical accounting policies or significant changes to the assumptions and estimates related to them.

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

We do not believe that general inflation materially impacted our earnings for the three and nine months ended September 30, 2015.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

We also issued 4,000 shares of common stock, valued at $57,200 as fee paid for advisory services.

The issuances of the securities described above were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On July 27, 2015, we acquired 100% of the membership interests of ThinOps Resources LLC , a Texas limited liability company pursuant to the terms of a Membership Interest Purchase Agreement (“Purchase Agreement”) among Code Rebel, ThinOps and Thomas M. Moreno, the sole member of ThinOps Resources LLC (the “Member”).  ThinOps Resources LLC is a management and technology consulting services firm based in Houston, Texas, which had revenue of over $2 million in 2014.  The consideration paid by us to the Member in the transaction at closing was $9.25 million in cash and stock.  On July 31, 2015, the Company issued approximately 667,511 shares of its common stock with an agreed upon value of $8.5 million (based on the volume weighted average closing price of the Company’s common stock on the Nasdaq Capital Market for the ten trading days immediately preceding the closing date of the Purchase Agreement or an effective price of approximately $12.73 per share).

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

10.1
Members Interest Purchase Agreement, dated as of July 27, 2015, by and among Code Rebel Corporation, ThinOps Resources LLC, and Thomas M. Moreno, the sole member of ThinOps Resources LLC. (Schedules, exhibits and similar attachments to the Purchase Agreement that are not material have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Registrant will furnish supplementally a copy of any omitted schedule, exhibit or similar attachment to the Securities and Exchange Commission upon request.). Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 31,2015 (the “July 31 8-K”)

10.2	Employment Letter Agreement, dated as of July 27, 2015, by and between Code Rebel Corporation and Thomas M. Moreno. Incorporated by reference to Exhibit 10.1 to the July 31 8-K.

31.01*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.
_________________
*	Furnished herewith.

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

CODE REBEL CORPORATION

November 16, 2015	By:	/s/ Arben Kryeziu
Arben Kryeziu Chairman and Chief Executive Officer (Principal Executive Officer)

November 16, 2015	By:	/s/ Reid Dabney
Reid Dabney Chief Financial Officer (Principal Financial and Accounting Officer)