Form 10-K
period 2015-12-31
Code Rebel Corp
filed 2016-04-14
CIK 1613011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 001-37377

CODE REBEL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	46-4825060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Ho’okele Street, Suite 102 Kahului, Hawaii	96732
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (808) 871-6496

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $303,718,452 based on the closing bid price of the registrant’s common stock (its only outstanding equity security) of $32.37 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 5, 2016, there were 13,879,225 shares of our common stock outstanding.

Annual Report on Form 10-K for the fiscal year ended December 31, 2015

i

EXPLANATORY NOTE

               Unless otherwise noted, references in this Annual Report on Form 10-K to “Code Rebel,” the “Company,” “we,” “our” or “us” means Code Rebel Corporation, the registrant, and its subsidiaries. The Company’s website address is www.coderebel.com. This website and information contained on, or that can be accessed through, the website are not part of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) There are statements are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “hope,” “intend,” “may,” “plan,” “positioned,” “project,” “propose,” “should,” “strategy,” “will,” or any similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.

Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things:

•	changes in the terminal services software and information technology services markets;

•	our limited operating history;

•	the valuation of assets reflected on our financial statements;

•	our reliance on continued access to financing;

•	our reliance on information provided and obtained by third parties;

•	federal and state regulatory matters;

•	additional expenses, not reflected in our operating history, related to being a public reporting company;

•	competition in the terminal services, networking and cloud infrastructure markets;

•	economic outlook;

•	financing requirements;

•	litigation risks;

•	the consummation of a merger; and

•	covenants contained in collaborative and strategic agreements.

ii

 For a discussion of these risks, you should read this entire Annual Report on Form 10-K carefully, especially the risks discussed under the section entitled “Risk Factors” Although we believe that our assumptions underlying such forward-looking statements are reasonable, we do not guarantee our future performance, and our actual results may differ materially from those contemplated by these forward-looking statements. Our assumptions used for the purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances, including the development, acceptance and sales of our products and our ability to raise additional funding sufficient to implement our strategy. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these numerous risks and uncertainties, we cannot provide any assurance that the results and events contemplated by our forward-looking statements contained in this Annual Report on Form 10-K will in fact transpire. These forward-looking statements are not guarantees of future performance. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

ITEM 1 – BUSINESS

Company Overview

Code Rebel Corporation is a proprietary software and information technology (“IT”) services company. Focusing on the client, we implement business strategies that reflect anticipated trends and take a personalized approach that includes building long-term relationships via the creation of software and IT solutions for the client. We are committed to delivering quality solutions precisely configured to our clients' needs and achieving the highest level of customer satisfaction. Our primary goal is to deliver business value to our clients. Code Rebel has experience in a wide range of industries, deep domain expertise and customized, in-depth technology solutions and best practices. Our focused offerings align with the needs of Global 2000 blue-chip companies in industries such as discrete manufacturing, retail and consumer products, public sector and education, healthcare and life sciences, energy and utilities, financial services, process manufacturing, and distribution, logistics and transportation.

The Company operates and reports in two business segments. Our software segment provides end-user applications through the Code Rebel product line, and our IT Services segment provides management and consulting services through our subsidiary ThinOps Resources, LLC (“ThinOps”), which was acquired on July 31, 2015.

●
Software: We develop, market and license our proprietary interaction remote application terminal services, or iRAPP(R), that allow users of Windows-based personal computers (“PCs”) and Apple Inc. computers (“Macs”) to simultaneously access programs on their PCs and Macs through a single device using a single monitor, mouse and keyboard.  Our software provides the seamless interaction of a remote or locally networked Mac OS X server in a merged PC/Mac desktop environment.  Our business strategy is closely tied to the continuing development and market penetration of Mac products into the enterprise and commercial business environments.  We recently completed our product development phase and are currently commercially marketing and licensing multiple software products grouped into three product families: client-side products, terminal/server products and access products.

●
IT Services: We offer two groups of services: (i) Independent Software Vendor relationships (“ISVs”) and Professional Services Consulting, which revolve around implementation, upgrades and maintenance of the software packages those ISVs offer to their clients.  These offerings have been designed to enhance Code Rebel’s revenue, margin, industry leadership, cloud adoption, market differentiation and disintermediation.

We were initially formed as a limited liability company in Hawaii in April 2007, and subsequently incorporated in Delaware in May 2014.  Until recently, our market penetration has been limited among larger enterprise customers due to a trade secret misappropriation lawsuit initiated against us by a former competitor in 2011. In mid-2014, all such proceedings ended with judgments in our favor. We are currently gaining momentum in the IT industry with the recent acquisition of our technology consulting subsidiary, ThinOps.

Recent Events

On March 14, 2016, Code Rebel announced that the Company, CR Acquisition Corporation, a Delaware corporation wholly owned by the Company (“CRAC”), and Aegis Identity Software, Inc., a privately-held company that provides identity and access management products and services for education information technology environments (“Aegis”), entered into an Agreement and Plan of Merger that provides for the acquisition of Aegis by the Company (such agreement, as it may be amended from time to time, the “Merger Agreement”). Upon the terms and subject to the conditions of the Merger Agreement, CRAC will merge with and into Aegis, with Aegis surviving the Merger as a wholly owned subsidiary of the Company (the “Merger”). If the Merger is effectuated, Aegis stockholders will be issued such number of Code Rebel common stock (the “CR Shares”) on the closing date of the Merger as will in aggregate constitute 60% of the issued and outstanding CR Shares on a fully-diluted basis on the closing date. A new board of directors will be elected if the Merger is completed. Certain directors and officers of Aegis will join the Board and management of the Company.

The completion of the Merger is subject to certain conditions, including, among others, the receipt of the approval of the Merger and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of shares of the Company’s common stock outstanding and entitled to vote. While it is currently anticipated that the Merger will be completed in the second quarter of 2016, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. The obligations of the parties to consummate the Merger are not subject to any financing condition. Aegis previously issued a Promissory Note (as defined below) to the Company to evidence the receipt of a loan from the Company, the proceeds of which are expected to be used by Aegis for general working capital purposes, including the payment of expenses related to the Merger. The obligations under the Promissory Note will be discharged in full if the Merger is consummated. If the Merger is not consummated, the Promissory Note, including accrued interest, is due and payable on June 30, 2016, or upon certain other events as specified in the Promissory Note.   Completion of the Merger is contingent upon the satisfaction of certain closing conditions, including customary due diligence considerations, the negotiation, execution and delivery of a merger agreement by the parties, and board and approval of the stockholders of both Aegis and the Company.

The Merger Agreement may be terminated under certain circumstances, including, without limitation, by mutual written consent, if there has been a material breach of any representation, warranty, covenant or agreement, or at any time after June 30, 2016 if the Merger has not been consummated. The Merger Agreement provides that, if the Merger Agreement is terminated by either party due to a superior offer or the acceptance of a Takeover Proposal (as defined in the Merger Agreement), the terminating party must pay to the other party a termination fee equal to the greater of (i) 150% of the costs and expenses incurred by the non-terminating party in connection with the Merger or (ii) 5% of the consideration paid to the terminating party, or its stockholders in any such Takeover Proposal in excess of the consideration that would be payable by the non-terminating party in the Merger (based on the value of the CR Shares).

The Board of Directors of the Company has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. Oppenheimer & Co. Inc. acted as the financial adviser to the Company and, in such capacity, provided a fairness opinion to the Board of Directors of the Company in connection with the transaction.

Prior to the signing of the Merger Agreement, we provided an unsecured loan of $500,000 to Aegis pursuant to a promissory note issued by Aegis in the principal amount of $500,000 (the “Promissory Note”) and have increase this loan to $621,448.  This loan bears interest at the rate of 9% per annum, compounded annually, provided that during any Event of Default (as defined in the Promissory Note), the interest rate increases to 15% per annum, compounded annually.

The security ownership of certain directors and officers of the Company will be impacted if the Merger is consummated. As of June 2, 2015, James Canton holds 375,000 shares of restricted stock under the Company’s November 2014 Equity Incentive Award Plan pursuant to a Restricted Stock Award Agreement. All unvested shares shall vest if and upon consummation of the Merger. Additionally, Reid Dabney was granted 400,627options in January 2016, which shall also vest if and upon the consummation of the Merger.

Products and Services

The Company, with the acquisition of ThinOps, on July 31, 2015, now operates in two business segments: software and IT services. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.   The Company only had one reportable segment as of September 30, 2014 and the acquisition of ThinOps allowed us to expand our business to include management and technology consulting services.

Software

Our proprietary software is an interactive remote application terminal services solution, or iRAPP(R), and it allows one or more PC users to use applications on a single Mac remote desktop simultaneously via the iRAPP client or any standard compliant RDP client.  iRAPP is a remote access software that allows users to view and fully interact with a remote or locally-networked Mac.  We have developed and market the following products:

iRAPP Client-Side Products	iRAPP Terminal Server (TS) Products	iRAPP Access Products
● iRAPP Client for Mac OS X (connects client software to iRAPP or iRAPP TS) ● iRAPP Client for Windows (connects client software to iRAPP or iRAPP TS)

● iRAPP – single-user remote desktop server for Mac OS X (allows a single client to connect to a single server)

● iRAPP TS – multi-user terminal server for Mac OS X
(allows multiple clients to connect to a single server simultaneously)

● iRAPP Load Balancer
(allows multiple users to connect to multiple servers, using a single entry point; can be installed on Windows, Linux and Mac OS X)

● iRAPP Gateway (in development)
(allows multiple users to connect to multiple servers, using a single entry point and access a particular server within a corporate network through the user’s corporate email; can be installed on Windows, Linux and Mac OS X)

iRAPP terminal services and client-side products support simultaneous and synchronized functionality for a full range of IT resources:

•	Desktop computers: blended mode (both PC and Mac interfaces at once) and RDP mode (a single window representing the whole remote desktop);

•	Mouse: transfers client mouse events to remote machine and synchronizes mouse cursor image;

•	Keyboard: transfer client keyboard events to remote machine and customize individual keys;

•	Clipboard: supports copy/paste of plain text, rich text, html and images between local and remote machine;

•	Sound: hear sound from a remote connection on your local hardware;

•	Printing: print to a local printer from a remote connection; and

•	Security: iRAPP protocol: SSLv3, X509, 512 bytes key; RDP protocol: RC4, 40 bytes key.

We developed the iRAPP protocol to overcome the disjointed user experience offered by conventional remote access technology.  Instead of the siloed “desktop-within-a-desktop” interface, iRAPP provides an interactive and merged environment between PC and Mac work spaces, without additional hardware, training or orientation.  The iRAPP user interface yields a seamless user experience allowing the user to remotely access specific Mac applications within the PC desktop environment in a cohesive manner.  Users gain the ability to integrate Mac software into a Windows based IT infrastructure, allowing users to develop OS X/iOS applications, access remote documents, run shared business applications, perform quality assurance functions and control and maintain servers and personal computers remotely. iRAPP is an authorized licensee of the Microsoft RDP, allowing iRAPP users to access the system with any RDP compliant device.  Pursuant to the Microsoft license, we have been granted a worldwide, non-exclusive license to use Microsoft client-server software communications protocols in the development of our software to facilitate inter-operation or communication between our software and Windows server and client software.  In consideration for the Microsoft license, we paid Microsoft an initial royalty of $10,000 in 2009 and are required to pay additional royalties to Microsoft based on the extent to which our iRAPP software products implement Microsoft protocols; however, our software products do not require the implementation of Microsoft protocols.  Accordingly, we were not required to pay any license royalties to Microsoft in 2014 or 2015.  The Microsoft license will remain in effect until Microsoft no longer updates its client-server software communications protocols or until otherwise terminated by us.

We believe the benefits to customers from our terminal services include lower IT costs, greater availability of a wide range of applications and a more automated and resilient systems infrastructure capable of responding dynamically to variable business demands.  Our terminal services technologies address a range of complex IT problems that include cost and operational inefficiencies, facilitating access to cloud computing capacity, business continuity and corporate end-user computing device management.  Our solutions enable organizations to aggregate multiple servers, storage infrastructure and networks together into shared pools of capacity that can be allocated dynamically, securely and reliably to applications as needed, increasing hardware utilization and reducing spending.  Once created, these internal computing infrastructures, or “clouds,” can be dynamically linked by our customers to external computing resources that run on our terminal services platform.  This reduces the amount of hardware needed by an enterprise, thereby cutting IT infrastructure costs, and creates a computing cloud of highly available internal and external computing resources that organizations can access on demand.

IT Services

The specific services which comprise our IT services offering include:

Independent Software Vendor Relationships/Channel Partner Platforms. We have long-standing relationships with leading providers of enterprise applications. We provide expert project management, application and technical consulting, and database administration for both implementation projects and managed-services engagements, working with our clients to help them avail themselves of state-of-the-art technologies. Our consulting solutions include enterprise application strategy and project planning, systems implementation and integration, training and change management and application management. Our solutions are designed to provide customers with higher productivity, lower costs, and accelerated return on investment. The following are examples of our mutually beneficial relationships with IT software providers:

•
Citrix: ThinOps has been a committed Citrix services partner for three years. In addition, to helping Citrix channel clients, ThinOps is one of a select few companies in the country that Citrix Consulting Services sub-contracts into Citrix corporate clients. In this capacity, ThinOps consultants serve in roles ranging from Solutions Architects to team members on some of the largest deployments (by both server count and user counts) in the Citrix ecosystem. As a services partner, we help customers produce solutions that provide the business continuity and disaster recovery capabilities for which their investments in Citrix infrastructure were expected to generate. Thanks in large part to the fact that ThinOps consultants can cover all areas of the Citrix portfolio including virtualization, virtual desktops, virtual applications, security as well as newly developing areas in their cloud solutions a trusted relationship with these clients develops, enabling ThinOps consultants to become trusted advisors in other areas of IT as well (like VMWare and Microsoft for example).

•
VMWare: ThinOps has been a committed VMWare partner for more than three years. As a VMWare Partner, we help customers leverage technology investment, and transform their businesses to deliver the results their customers, employees and business partners demand. ThinOps consultants have the skills and experience to guide our customers with their implementation and operation of virtualized systems, from system design and implementation, through integration, to Cloud, Hosting and Application Managed Services. ThinOps covers a broad cross-section of the VMWare portfolio, including vSphere, ThinApp, Virtual Desktop, Mobile, Cloud and all other virtualization solutions.  Our extensive experience with these solutions has led to long-term relationships and large-scale projects, with industry-specific experience in such diverse industries as retail and consumer products, discrete manufacturing, healthcare and life sciences, energy and utilities, and process manufacturing.

•
Microsoft: ThinOps and Microsoft have been global services partners since 2012. While we work with Microsoft clients in many industries, we specialize in the Oil & Gas and Healthcare. Our typical Microsoft customers have very sophisticated needs and requirements and therefore our solutions require a broad spectrum of expertise. While we focus on Microsoft Infrastructure projects (Active Directory, Exchange, as well as network services like DNS and DHCP) we also resell Microsoft Azure as part of our Cloud Solutions strategy while supporting Office 365, Sharepoint, Yammer, Lync, Dynamics, and SQL development to round out the solutions set.

                Professional Services Consulting. Our business consulting offering helps clients transform their business by offering expertise in IT strategy, enterprise architecture and vertical business processes. ThinOps’ business consulting services are comprised of Enterprise Application Consultancy, IT Strategy Consultancy and Business Process Consultancy - all focused on modernization of business processes, IT strategy and enterprise architecture. Enterprise Application Consultancy focuses on modernization of IT environments, including cloud, mobility, customer experience and enterprise information management. IT Strategy Consultancy helps businesses choose the right IT strategy by creating a joint business and IT roadmap and managing the modernization within the organization. Business Process Consultancy helps businesses become more agile, aware and intelligent. As a result, businesses can quickly respond to changing market demands and make more informed business decisions. ThinOps’ services provide analysis, design, development, testing and quality assurance, implementation, and maintenance of our client's business applications, and addresses the full lifecycle of application management and strategy. We offer services focusing on digital marketing, application development and enterprise modernization.

The above two business services represent our key service offerings. We also offer IT services for other emerging technologies.

Operating Results of Business Segments

The Company has two segments of business. One segment is the software, which includes the end user applications and the other segment is the IT Services, which includes Independent Software Vendor Relationships/Channel Partner Platforms.

	2015	2014	2013
Revenues from customers:
Software	$173,758	$223,453	$146,763
IT Services	352,641	-	-
Unallocated	-	-	-
Consolidated Totals	$526,399	$223,453	$146,763

Software

Our proprietary software is an interactive remote application terminal services solution, or iRAPP(R), and it allows one or more PC users to use applications on a single Mac remote desktop simultaneously via the iRAPP client or any standard compliant RDP client.  iRAPP is a remote access software that allows users to view and fully interact with a remote or locally-networked Mac.

The iRAPP sales are all online sales. During the year ended December 31, 2015, the software or end user application contributed 33% of the revenue of the Company. During the years ended December 31, 2014 and 2013, the software segment contributed 100% of the revenue of the Company. During the year ended December 31, 2014, one client contributed 13% of the Company’s revenue. There was no major client during the years ended December 31, 2015 and 2013 for the software segment.

2013	Q1	Q2	Q3	Q4

Revenues from unaffiliated customers	$29,482	$49,914	$42,832	$24,535
Profit or (loss)	$(298,797)	$(125,485)	$14,665	$(169,970)
Total assets	$480,610	$490,054	$488,329	$470,991

2014	Q1	Q2	Q3	Q4

Revenues from unaffiliated customers	$44,362	$79,856	$51,335	$47,900
Profit or (loss)	$(63,583)	$(129,353)	$(54,691)	$(75,626)
Total assets	$45,928	$70,289	$116,168	$29,668

2015	Q1	Q2	Q3	Q4

Revenues from unaffiliated customers	$36,700	$44,723	$55,675	$36,660
Profit or (loss)	$(66,519)	$(115,195)	$(220,023)	$(217,179)
Total assets	$30,843	$164,928	$200,834	$69,010

IT Services

Our IT Services segment includes Independent Software Vendor Relationships/Channel Partner Platforms. We have long-standing relationships with leading providers of enterprise applications. We provide expert project management, application and technical consulting, and database administration for both implementation projects and managed-services engagements, working with our clients to help them avail themselves of state-of-the-art technologies.

The consultancy services are marketed via sales representatives. During the year ended December 31, 2015, two clients contributed 46% of the revenue of the Company. During the year ended December 31, 2015, the consultancy segment contributed 67% of the revenue of the Company. During the years ended December 31, 2014 and 2013 respectively, the consultancy segment contributed 0% of the revenue of the Company.

2013	Q1	Q2	Q3	Q4

Revenues from unaffiliated customers	$-	$-	$-	$-
Profit or (loss)	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

2014	Q1	Q2	Q3	Q4

Revenues from unaffiliated customers	$-	$-	$-	$-
Profit or (loss)	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

2015	Q1	Q2	Q3	Q4

Revenues from unaffiliated customers	$-	$-	$194,237	$158,404
Profit or (loss)	$-	$-	$21,185	$(38,795)
Total assets	$-	$-	$9,405,485	$9,360,768

Assets and Revenue

Substantially all of our assets (including long-lived asset) and revenues are in the U.S. There are no material non-U.S. assets or revenues.

Industry Overview and Target Markets

Software

The terminal services and virtualization software market is currently dominated by vendors offering Windows-based solutions including Microsoft Corp., VMware, Inc., Red Hat, Inc. and Citrix Systems, Inc.  While current terminal services and virtualization software primarily serve Windows operating systems, the software on which most PCs and enterprise servers operate, we are not aware of any large number of competitors that directly service the PC to Mac enterprise virtualization marketplace, which we believe is a rapidly expanding market and is our target market.  Based on the continued growth to the Mac enterprise market and the widespread adoption of Apple iPads and iPhones by enterprises, commercial businesses and government agencies, we believe our target market is correspondingly in a growth mode.  We believe that as Apple gains traction in enterprise companies across all sectors, we will benefit from the corresponding usage of our iRAPP product solutions.

IT Services

The IT services market is highly competitive and is served by numerous firms, including systems consulting and integration firms, professional services companies, application software firms, staff augmentation firms, the professional service groups of computer equipment companies, facilities management and management information systems outsourcing companies, , and general management consulting firms.  Many participants in the IT services market have significantly greater financial, technical and marketing resources, and generate greater revenues than the Company.  We believe that the principal competitive factors in the IT services industry include responsiveness to client needs, the ability to cause the transition of the outsourced services to occur on a prompt and seamless basis, quality of service, employee relations, price, management capability and technical expertise. The market for our services is highly competitive.  We expect to compete with larger, entrenched business with longer operating histories, more customers, greater financial strength, more name recognition and larger technical staffs. These competitors may be able to attract customers more easily because of their financial resources and awareness in the market and the amount they dedicate to advertising budgets.  Traditional software implementation and ISV projects comprise over half of the ThinOps-applicable IT services market. We believe that the industry is shifting to the faster growing cloud and SaaS services, which will benefit our business.

Growth and Expansion Strategy

With the increased use of Mac devices by businesses and other organizations, our focus on innovative Mac-enabling software products and the limited competition in the Mac terminal services market, we believe we are poised to increase our share of the terminal services market and the size of our business. We intend to pursue an aggressive growth strategy by:

Expanding our iRAPP terminal services and client products business.  Having completed our product development phase, we are now focused on the overall growth of our iRAPP product sales, which have decreased to $173,758, in the twelve months ended December 31, 2015, from to $223,453 in 2014 and $146,763 in 2013, by bolstering our direct sales capabilities, expanding our network of resellers and distributors that provide iRAPP terminal services, and continuing to enhance our product families with innovative new features.

Accelerating our marketing and sales activities, in both the United States and internationally.  We intend to expand our internal sales and marketing capabilities and intensify direct sales efforts to increase awareness of our corporate products by businesses and individual consumers in the United States and internationally.

Capitalizing on the growth of Mac systems by businesses and organizations.  We intend to capitalize on the anticipated growth of Apple’s enterprise business, which creates significant momentum for adoption of our terminal services.

Pursuing long-term strategic alliances and relationships in the industry.  We are actively seeking to enter into collaborative development arrangements with other terminal services and virtualization services companies through which we can provide our remote access terminal services for Mac and Windows operating systems to accelerate the development and market acceptance of our products.

Continuing our commitment to quality and service.  We expect to continue to provide the highest levels of quality control through ongoing improvements in our software engineering and technical support.

Acquiring complementary businesses.  We intend to diversify our customer base, expand our technical capabilities and broaden the geographic areas we serve through future acquisitions of businesses, technologies and products that may enhance our terminal services.  No such transactions are presently contemplated.

Although we believe we will be able to expand our customer base with a more significant direct sales force and by entering into agreements with more large enterprise customers to use our iRAPP products following, there can be no assurance that any of the actions taken by us will result in a meaningful increase in the number of our customers, the average size of our individual contracts or, ultimately, our level of revenue.  Even if we expand our customer base, there is no assurance that our products will be able to significantly penetrate the terminal services market or perform as anticipated in all computing environments or that we will be profitable.  There can be no assurance that our proprietary iRAPP technology and product families will not be superseded in the future by new or competing technologies.

Competition and Competitive Advantages

Software

On the software side, we are not aware of any large number of competitors that are currently servicing the PC-to-Mac enterprise virtualization marketplace.  However, we face significant potential competition from other substantially larger companies with significantly greater technical and financial resources than us, including Microsoft Corp., VMware, Inc., Red Hat, Inc. and Citrix Systems, Inc.  Our competitors who offer virtualization and remote desktop solutions do not offer directly competing terminal services solutions; however, improved virtualization solutions offered by our competitors can indirectly affect market demand for the terminal services and remote solutions we offer.

The virtualization, cloud computing and end-user computing markets are interrelated and rapidly evolving.  For example, Microsoft continues to make incremental improvements to its virtual infrastructure and virtual management products.  In September 2012, Microsoft began shipping Windows Server 2012, which includes a more advanced version of its Hyper-V virtualization product, which continues its push into the virtualization market and, more recently, Microsoft released System Center 2012, its bundle of management products targeted at legacy and virtual environments.  Microsoft also has cloud-based computing offerings and recently announced infrastructure as a service (“IaaS”) type capabilities for Windows Azure.

We also face competition from other companies that have announced a number of new product initiatives, alliances and consolidation efforts.  For example, Citrix Systems continues to enhance its end-user and server virtualization offerings and now has a client hypervisor in the market.  International Business Machines Corp., Google and Amazon have existing cloud computing offerings and announced new cloud computing initiatives.  Red Hat has released commercial versions of Linux that have virtualization capabilities as part of its Linux kernel and has also announced plans for cloud computing products.  Other companies have indicated their intention to expand offerings of virtual management and cloud computing solutions. Additionally, our vision for hybrid cloud computing in which enterprises pool internal and external IT resources running on a common vSphere infrastructure competes with low-cost public cloud infrastructure offerings such as Amazon EC2 and Google Compute Engine.  Enterprises and service providers have also shown significant interest in building their own clouds based on open source projects such as OpenStack.

We believe our competitive strengths position us to respond to the long-term trends, changing demands and competition within our principal markets.  Our iRAPP terminal services products allow for both single-user remote access to a local Mac desktop by logging in through a local server and multiple remote connections by multiple users through a remote server.  Our iRAPP terminal services products provide broader terminal services capabilities than our competitors, including the ability of multiple remote connections to create multiple user sessions on a single server, the ability to work with virtualization platforms in a blended mode, support for Microsoft’s remote desktop protocol and remote printing.

 IT Services

The IT services industry is highly competitive and characterized by continuous change in customer requirements and improvements in technologies.  Our competition varies significantly by the type of service provided and the vertical market.  We believe our competitors include many smaller, emerging, local companies in the markets in which we operate, as well as the service divisions of various software developers. In addition, we compete with larger multi-national companies including Accenture plc, Adecco S.A., Atos, Capgemini, Cognizant Technology Solutions Corp, Infosys Technologies Limited, On Assignment Inc., Perficient, Inc., and Wipro, among others.

We believe our competitive strengths, identified below, position us to respond to the long-term trends, changing demands and competition within our principal markets.

•
Long Term Client Relationships: ThinOps has been in business since 2012. We regularly achieve high client satisfaction and have great success renewing client relationships. In fact, our first client remains one of our top five clients today in terms of annual revenue. We provide a variety of services in multiple locations for this client. This relationship exemplifies the kind of long-term commitment and close proximity we have with our clients and speaks to the quality and breadth of the services we provide. We are nimble to adapt to our clients' rapidly changing needs as a result of our wide range of services. Because of our long-term client relationships, we are highly referenced in the verticals and practices in which we do business.

•
Recognized Thought Leader: Influencers, including technology analyst firms, industry associations, and user groups, as well as our clients and partners, have recognized ThinOps as a thought leader in the industry. We often demonstrate our thought leadership through ThinOps-authored white papers, speaking engagements, analyst reports and blogs. Awards from partners, influencers and clients recognize our thought leadership, vertical industry expertise, service excellence, and resulting client satisfaction.

Customers and Distribution

Software

For our Code Rebel software segment, we market and distribute our software products through direct sales and our reseller program.  We currently have a network of twenty-eight resellers located in eleven countries.  We are not dependent on any one or a few major customers.   Our terminal services software products are sold pursuant to perpetual, personal, non-exclusive, non-transferable end-user licenses that allow for the installation and use of each of our licensed products on one device. Our perpetual licenses allow our customers to use the version of software initially purchased into perpetuity. The licensee accepts the software as is, with no warranty or guarantee that use of the licensed software will be uninterrupted or error free.  Users are also provided with a free year of software updates, technical support and maintenance, and are given the option to purchase annual subscriptions for software updates, technical support and maintenance after the first year at a discounted price. Software update subscriptions give customers the right to upgrade to new software versions if and when any updates are delivered by us during the subscription term.

As of December 31, 2015, we had issued a total of 20,865 licenses for the use of our iRAPP terminal services products.  These licenses included 2,407 paid customer licenses and 18,458 free-of-charge licenses for trial use of our products.  Substantially all of our paid licenses began as free-of-charge trial licenses that were subsequently converted by licensees to our payment terms (and are counted only once as paid licenses in the breakdown above).  Based on experience, we believe approximately 12% of all new trial licenses are ultimately converted into paid licenses.  As of December 31, 2015, our paid licenses were held by 1,948 single-user licensees, as well as 459 corporate licensees supporting 51 individual users each on average, totaling approximately 25,453 paid users.  Our five largest customers (by revenue) are Bloomberg Finance L.P., ACPL Pte Ltd, Wells Fargo & Co., Kansas State University, and International Business Machines Corp.  We have also licensed our software to educational institutions such as the University of California, University of Texas and University of Missouri.  We had no customers whose sales exceeded 10% of our consolidated revenue for the previous fiscal year.

IT Services

For our ThinOps IT services segment, we primarily market our systems integration services through our direct sales force and sales partners. Our current clients range from corporations listed in the Fortune 500 to small-to-medium size business clients. These entities include businesses in most major industries. These organizations use significant portions of their IT budgets to partner with outside firms which enable them to achieve their business and IT objectives.  We serve industries that include: manufacturing, retail, education, healthcare and life sciences, energy and utilities, financial services, and the public sector.  As of December 31, 2015, Citrix Systems, Inc., Insight Enterprises, Inc., and Men’s Wearhouse, and certain of their respective affiliates, represented approximately 20%, 26% and 7% of our consolidated revenue, respectively.

Protection of Proprietary Technology

We regard our software as proprietary and rely primarily on a combination of trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other intellectual property protection methods to safeguard our technology and software products.  We have not applied for patents on any of our technology; however, we are exploring the possibility of applying for U.S. patents covering our iRAPP protocol.  We obtained a registered trademark in the United States for our iRAPP software technology solution in June 2013.  We also rely upon our efforts to design and produce new products, and upon improvements to existing products, to maintain a competitive position in the marketplace.

 Research and Development

Research and product development activities with respect to our iRAPP technology are ongoing and utilize our internal technical staff, as well as independent consultants retained by us or Bump Networks, Inc. (“Bump Networks”).  A technology consulting company indirectly controlled by Arben Kryeziu, our Chairman and Chief Executive Officer.  Our research and product development expenditures were $319,561, $157,590 and $129,278 for the years ended December 31, 2015, 2014 and 2013, respectively.

Government Regulation

Like many companies, we are subject to existing and potential government regulation.  However, much of this regulation will affect us indirectly, inasmuch as, and to the extent that, it affects our licensees more directly.  A summary of the laws and regulations that might affect our licensees is set forth below.

Companies conducting business on the internet are subject to a number of foreign and domestic laws and regulations.  In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security, and intellectual property rights are being debated and considered for adoption by many countries throughout the world.  Online businesses face risks from some of the proposed legislation that could be passed in the future.

In the United States, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content generated by users.  Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties.  Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our licensees’ businesses, and thus, indirectly, our business.

A range of other laws and new interpretations of existing laws could have an impact on our licensees’ businesses.  For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for listing, linking, or hosting third-party content that includes materials that infringe copyrights. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act.  The costs of compliance with these laws may increase in the future as a result of changes in interpretation.  Further, any failure on our licensees’ part to comply with these laws may subject them to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating, or requiring licenses for certain businesses of our advertisers, including, for example, online gambling, distribution of pharmaceuticals, adult content, financial services, alcohol, or firearms, can be unclear.  Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users.

We also face risks due to government failure to preserve the internet’s basic neutrality as to the services and sites that users can access through their broadband service providers.  Such a failure to enforce network neutrality could limit the internet’s pace of innovation and the ability of large competitors, small businesses, and entrepreneurs to develop and deliver new products, features, and services, which could harm our business.

Companies conducting online businesses are also subject to federal, state, and foreign laws regarding privacy and protection of user data.  Any failure by our licensees to comply with their posted privacy policies or privacy related laws and regulations could result in proceedings against them by governmental authorities or others, which could potentially harm their business, and consequently, our business to the extent such proceedings impact licensee revenue and the license fees payable to us stemming from such revenue.  Further, any failure by our licensees to protect their users’ privacy and data could result in a loss of user confidence in their services and ultimately in a loss of users, which could adversely affect their business, and consequently, our business.

Employees

 As of December 31, 2015, Code Rebel has a total of four employees, all of which are fulltime employees.  None of our employees are subject to a collective bargaining arrangement or represented by a union. We have experienced no employee generated work stoppages or disruption and consider our employee relations to be good. We have employment agreements with our executive officers and certain other employees.

We routinely supplement our employees with the use of subcontractors. Substantially all of our Code Rebel technology and administrative support was provided through the efforts of personnel and other contractors employed or engaged by Bump Networks. The termination of such services on short notice would materially and adversely affect our business operations.

In September 2007, we entered into a development agreement with Bump Networks.  Pursuant to the agreement, Bump Networks provides us with advice, assistance and guidance, and, where necessary, certain Bump Networks personnel and equipment to implement the same, in connection with, among others, administrative, financial and related matters, product development, design and promotion, technical support, and marketing, sales and related operations.  Bump Networks charges us a fee equal to the sum of (i) the actual cost of all materials and equipment utilized and expenses incurred in furnishing such services, and (ii) an hourly rate allocable to the services rendered by Bump Networks personnel, which is equal to the average hourly rate of compensation then payable by Bump Networks to such persons.  The development agreement may be terminated by either party at any time upon 30 days’ written notice.

 Available Information

Our principal office is located at 77 Ho’okele Street, Suite 102, Kahului, HI 96732 and our telephone number is (808) 871-6496.  We maintain a corporate website at http://www.coderebel.com.  We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements and other information, including current reports on Form 8-K, and any amendments to those reports.  Our SEC reports can be accessed through the investors section of our website, or through http://www.sec.gov.  Information on our website does not constitute part of this annual report on Form10-K or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our subscribers and the public about our company, our services, new product developments and other matters. Any information that we consider to be material to an evaluation of our company will be included in filings on the SEC EDGAR website, and may also be disseminated using our website (http://www.coderebel.com) and press releases.

ITEM 1A – RISK FACTORS

In addition to the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business and Industry

We have a limited operating history and therefore we cannot ensure the long-term successful operation of our business, and the likelihood of our success must be considered in light of the risks, expenses and difficulties frequently encountered by a small developing technology company.

We were initially formed as a limited liability company in Hawaii in April 2007, and subsequently incorporated in Delaware in May 2014.  For the years ended December 31, 2015, 2014 and 2013, we had revenue of $526,399, $223,453 and $146,763, respectively, and net losses of $3,590,591, $679,942 and $579,587, respectively.  No assurance can be given that we will ever have significant levels of revenue or net income.  Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing technology companies in new and rapidly evolving markets, such as the terminal services, virtualization and digital media software markets in which we operate.  We must meet many challenges including:

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

We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal year since 2013, including fiscal year 2015. These losses were mainly due to the investments we made, and continue to make, to build, grow and maintain our business and acquire customers and other businesses. Developing our products is expensive.  Our investment in product development may not result in marketable products or may result in products that take longer to generate revenue, or may generate less revenue, than we anticipate.  Key elements of our growth strategy include (1) acquiring or investing in businesses, products and technologies; (2) penetrating the business to consumer (“B2C”) market for the growing number of consumers using MAC laptop computers, iPads and mobile devices; (3) and continuing to expand our cloud iRAPP terminal services and client products business; and (4) acquiring and developing other product lines and services.  As set forth, we cannot predict our revenue growth, and you should not rely upon our revenue performance in prior fiscal years as indicative of our future performance. Accordingly, we cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability.  If we are ultimately unable to meet our financial targets to create sufficient revenue to become profitable and have sustainable positive cash flows, investors could lose all or part of their investment.

We are dependent on Bump Networks technical employees and administrative personnel, and the loss of key personnel of Bump Networks may impact our ability to develop and maintain our iRAPP software solution and could prevent us from implementing our business plan in a timely manner or at all.

As of December 31, 2015, we had four full-time employees.  Substantially all of our administrative, management and technical support is provided through the efforts of personnel and contractors employed or engaged by Bump Networks.  Since these services are provided to us by Bump Networks at the actual cost incurred by Bump Networks, the termination of such services, particularly on short notice, would materially and adversely affect our business operations.  Our agreement with Bump Networks may be terminated upon thirty days’ notice and our obligations to Mr. Kryeziu as a director and officer will continue after any such termination.

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

We may not successfully integrate the businesses of our recent ThinOps acquisition or our proposed merger with Aegis to realize the full benefits of the combined businesses.

Our recent acquisition of ThinOps and the proposed merger with Aegis involves the integration of businesses that have previously operated separately.  The difficulties of combining the operations of these businesses include:

•	the challenge of effecting technical integration while carrying on our ongoing businesses;

•	the necessity of coordinating geographically separate organizations;

•	effective integration of personnel with diverse business backgrounds; and

•	raising additional capital or sources of funds to invest in these businesses.

The process of completing the integration of these businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the acquisition and the integration of ThinOps’ operations or the merger and integration of Aegis’ operations could have an adverse effect on our business, financial condition or results of operations.  Our proposed acquisition of Aegis will result in the change in the majority of our directors and almost all of our executive officers.  Any integration and development of the Aegis business will be by officers and directors that have not been part of our company and we could deploy funds and resources to the development and funding of the Aegis businesses to the detriment of our current businesses.

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

A significant portion of our revenue is derived from our terminal services products including our iRAPP product line. Decreases in demand for our virtualization solutions could adversely affect our results of operations and financial condition.

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

Because our terminal services products business segment represents half of one of our two operating and reportable business segments, our business, financial condition, results of operations and cash flows would, therefore, be adversely affected by a decline in demand for our iRAPP virtualization products.

A significant portion of our revenue is derived from our management and consulting services which are provided through our ThinOps subsidiary which we acquired in July, 2015.

We currently offer two groups of IT services: (i) Independent Software Vendor relationships and Professional Services Consulting, which revolve around implementation, upgrades and maintenance of the software packages those ISVs offer to their clients.  The consulting services business is subject to significant competition.  Our consulting services are may not achieve expectations or projections due to a number of factors, including the scope of services that are offered, the amount of resources that we are able to deploy to this operating segment, competition from other service providers, including those with greater depth of service offerings and complimentary products, our ability to attract and retain employees, including those with marketing and sales experience, and general economic conditions, and our ability to integrate this operating segment into our company and cross-market our ThinOps IT Services and our software products.

Ongoing uncertainty regarding global economic conditions and the stability of regional financial markets may reduce information technology software and technology consulting spending below current expectations and, therefore, adversely impact our revenues, impede end-user adoption of new products and product upgrades, reduce the demand for technology consulting services and adversely impact our competitive position.

Our business depends on the overall demand for information technology software and technology consulting services and on the economic health of our current and prospective customers.  The purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources.  Weak economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition and results of operations in a number of ways, including by lengthening sales cycles, affecting the size of enterprise license agreements (“ELAs”) that customers will commit to, reducing the level of our non-ELA transactional sales, lowering prices for our products and services, reducing demand for technology consulting services, reducing share sales and reducing the rate of adoption of our products by new customers and the willingness of current customers to purchase upgrades to our existing products.  In response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services, including the U.S. federal government, have also made, or announced plans to make, significant spending cutbacks, which could reduce the amount of government spending on information technology and consulting services and the potential demand for our products and services from the government sector.

Ongoing economic uncertainty has also resulted in general and ongoing tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and significant volatility in the credit, equity and fixed income markets.  As a result, current or potential customers may be unable to fund software purchases or consulting services, which could cause them to delay, decrease or cancel purchases of our products and services.  Even if customers are willing to purchase our products and services, if they do not meet our credit requirements, we may not be able to record accounts receivable or unearned revenue or recognize revenues from these customers until we receive payment, which could adversely affect the amount of revenues we are able to recognize in a particular period.

We currently face and continue to expect to face substantial and increasing competition.

We face significant competition from many companies such as Microsoft Corp., VMware, Inc., Red Hat, Inc. and Citrix Systems, Inc., all of which are substantially larger, have significantly greater technical and financial resources than we have and are better positioned to continue investment in competitive technologies.  These companies and many of our other current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have.

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

Existing and future competitors may introduce products in the same markets we serve or intend to serve, and competing products may have better performance, lower prices, better functionality and broader acceptance than our products and services.  Our competitors may also add features to their virtualization, end-user and cloud computing products similar to features that presently differentiate our product offerings from theirs.  This competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share.  Increased competition also may prevent us from entering into or renewing service contracts on terms similar to those that we currently offer and may cause the length of our sales cycle to increase. Some of our competitors and potential competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end users.  For example, small to medium sized businesses and companies in emerging markets that are evaluating the adoption of virtualization-based technologies and solutions may be inclined to consider Microsoft solutions because of their existing use of Windows and Office products.  Some of these competitors have in the past and may in the future take advantage of their existing relationships to engage in business practices that make our products less attractive to our end users.

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

If we fail to establish our iRAPP brand, our ability to expand our customer base will be impaired and our results of operations and financial condition may suffer.

We believe development of our iRAPP brand is critical to achieving widespread awareness of our existing and future infrastructure software solutions and, as a result, is important to attracting new customers and maintaining existing customers.  We also believe the importance of brand recognition will increase as competition in our market increases.  Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful infrastructure software at competitive prices.  In the past, our efforts to build our brand have involved significant expenses.  Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand.  In addition, to sell to and service our customers, we utilize a combination of internal personnel and third-party service providers, as well as indirect sales partners that pursue additional channel, agency and OEM distribution partnerships.  These third-party service providers and indirect sales partners, who are not in our control, may harm our reputation and damage our brand perception in the marketplace. If we fail to successfully promote and maintain our brand, our business could suffer.

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

An important part of our growth strategy is to penetrate the B2C market for the growing number of consumers using MAC laptop computers, iPads and mobile devices.  We have less experience in this market, and our future ability to expand into it may require us to develop additional features for our products, expand our expertise in certain areas, and add sales and support personnel possessing familiarity with this market.  In addition, B2C customers may have greater usage requirements which could put pressure on our systems and infrastructure and require us to expand these systems and infrastructure to meet increased demand.  As a result of these and other factors, our efforts to expand further into the B2C market and further into additional vertical industries may be expensive, may not succeed and may harm our revenue growth and operating results.

The loss of the services of Arben Kryeziu or the failure to attract additional key individuals would materially and adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of Arben Kryeziu, our Chairman and Chief Executive Officer.  We have entered into an employment agreement with Mr. Kryeziu.  We intend to amend Mr. Kryeziu’s employment agreement upon the completion of our proposed merger with Aegis and the term of such agreement will be for annual terms and subject to mutual renewal.  Nevertheless, there can be no assurance that Mr. Kryeziu will continue to provide services to us. A voluntary or involuntary termination of employment could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for him in a timely manner.  At present, we do not maintain a key-man life insurance policy for Mr. Kryeziu and are not in the process of obtaining such insurance.

Arben Kryeziu, our Chairman and Chief Executive Officer, serves as an officer for other businesses, which may cause conflicts of interest with regard to obtaining business opportunities and the amount of time spent on other activities.

Arben Kryeziu, our Chairman and Chief Executive Officer, serves as an officer for other businesses, as described in his biography appearing in the “Management” section below.  While we believe our business is distinguishable from those other companies’ activities, and that we do not compete in the markets in which his other activities compete, Mr. Kryeziu may have potential conflicts of interest with respect to potential business opportunities that may become available to him, or to our company and those other activities. Potential conflicts of interest also include the amount of time and effort devoted by him to his other activities.  We may be negatively affected if Mr. Kryeziu chooses to place the interests of his other activities before those of our company.  Our independent directors are aware of these potential conflicts of interest and are responsible for reviewing and resolving them on a case by case basis whenever they may arise.  The failure of our independent directors to resolve any conflicts of interest in favor of our company could negatively impact our business and results of operations.

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

Delays in releasing enhanced versions of our products and services could adversely affect our competitive position.

As part of our strategy, we expect to periodically release enhanced versions of our software products and related services. Even if our new versions contain the features and functionality our customers want, in the event we are unable to timely introduce these new product releases, our competitive position may be harmed. We cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. Any delay in releasing other future products or enhancements of our products could cause our financial results to be adversely impacted.

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

Breaches of cyber security systems could degrade our ability to conduct our business operations and deliver products and services to our customers, delay our ability to recognize revenue, compromise the integrity of our software products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners.  Cyber attacks on our IT systems or the IT systems of third-party contractors could threaten to misappropriate our proprietary information and cause interruptions of our IT services.  Because the techniques used to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.  We have also outsourced certain business functions to third-party contractors, and our business operations also depend, in part, on the success of our contractors’ own cyber security measures.  Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cyber security measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data.  Accordingly, if our cyber security systems and those of our contractors fail to protect against unauthorized access, sophisticated cyber attacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

In addition, if we acquire Aegis and there is any such breach by Aegis customers, our prospects for Aegis products and services would be significantly compromised.

If any of the above events occur, we could be subject to significant claims for liability from our customers, regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed.  Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us.  Additionally, we could incur significant costs in order to upgrade our cyber security systems and remediate damages.  Consequently, our financial performance and results of operations and prospects could be adversely affected.

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

Our products interoperate with Windows and other operating systems, including Apple, and the hardware devices of numerous manufacturers.  Developing products that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the operating systems and hardware.  Operating system and hardware vendors may not provide us with early access to their technology and products, assist us in these development efforts or share with or sell to us any application programming interfaces, or APIs, formats, or protocols we may need.  If they do not provide us with the necessary early access, assistance or proprietary technology on a timely basis, we may experience product development delays or be unable to expand our products into other areas.  To the extent that software or hardware vendors develop products that compete with ours, they may have an incentive to withhold their cooperation, decline to share access or sell to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products.  To the extent that we enter into collaborations or joint development and marketing arrangements with certain hardware and software vendors, vendors who compete with our collaborative partners may similarly choose to limit their cooperation with us.  In addition, hardware or operating system vendors may fail to certify or support or continue to certify or support our products for their systems.  Our products depend on certain existing operating system protocols, including those by Microsoft and Apple, which may be changed without notice to us in a manner that compromises the effectiveness of our products in a manner that materially and adversely impacts our revenues and prospects.  If any of the foregoing occurs, our product development efforts may be delayed or foreclosed and our business and results of operations may be adversely affected.

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

Our business and operations may consume resources faster than we anticipate.  In the future, we will need to raise additional funds to invest in our ThinOps acquisition, our proposed acquisition of Aegis and other future growth opportunities.  Additional financing may not be available on favorable terms, if at all.  If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results.  If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations.

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

It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices.  If so, in addition to the possibility of fines and penalties, a governmental order requiring that we change our data practices could have a material adverse effect on our business.  Compliance with such an order may involve significant costs or require changes in business practices that result in reduced revenue.  Noncompliance could result in penalties being imposed on us or we could be ordered to cease conducting the noncompliant activity.

In addition to government regulation, privacy advocacy and industry groups or other third parties may propose new and different self-regulatory standards that either legally or contractually apply to our customers or us.  Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data-protection laws, regulations and standards, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

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

Detecting and protecting against the unauthorized use of our products, technology and proprietary rights is expensive, difficult and, in some cases, impossible.  Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, financial condition and results of operations, and there is no guarantee we would be successful.  Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to protecting their technology or intellectual property rights than we do.  Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property, which could result in a substantial loss of our market share.

Our use of “open source” software in our products could negatively affect our ability to sell our products and subject us to possible litigation.

A small portion of the products, technologies or services acquired, licensed, developed or offered by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future.  Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses.  We monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend.  Although we believe we have complied with our obligations under the various applicable licenses for the open source software we use, there is little or no legal precedent governing the interpretation of many of the terms of most of these licenses, and, therefore, the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies.

If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations.  Although we have received inquiries regarding open source license compliance for software used in our products, no formal legal proceedings that would have a material impact on our results of operations or financial condition have been filed.  However, there can be no assurance that actions will not be taken in the future.  If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products.  In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses, we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.

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

There can be no assurance that we will be successful in any or all of the steps above. Our failure to successfully implement our acquisition strategy could have an adverse effect on other aspects of our business strategy and our business in general. We may not be able to find appropriate acquisition candidates, assertively acquire those candidates that we identify or integrate acquired businesses effectively and profitably.

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

In future periods, we could incur losses due to impairment in the carrying value of our goodwill.

We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of the acquisition of ThinOps during July, 2015.  At December 31, 2015, the carrying value of our goodwill was $9.2 million.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and do so during the fourth quarter of each year, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for goodwill impairment include, but are not limited to, financial performance indicators such as negative or declining cash flows or a decline in actual or planned revenue or earnings and a sustained decrease in share price.  Our cash flow estimates involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of our ThinOps business unit that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

The forecasts utilized in the discounted cash flow analysis as part of our impairment test assume future revenue and profitability growth in our ThinOps business segment during the next five years and beyond. If ThinOps cannot obtain, or we determine at a later date that we no longer expect them to obtain the projected levels of profitability, future goodwill impairment tests may also result in an impairment charge. There can be no assurances that our operating divisions will be able to achieve our estimated levels of profitability. We cannot be certain that goodwill impairment will not be required during future periods.

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

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act.  An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies.  In particular, among other things, as an emerging growth company we:

•	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•
are permitted to omit the detailed narrative disclosure discussing our compensation principles, objectives and elements and analysis how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”) from proxy statements and reports filed under the Securities Exchange Act of 1933 and registration statements under the Securities Act of 1933 and instead to provide a reduced level of disclosure concerning executive compensation;

•
are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

•	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under Sec.107 of the JOBS Act.

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

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Sec.107 of the JOBS Act.  Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under Sec.107 of the JOBS Act. As such, we cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until next year. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the end of the fiscal year for which our second annual report is due or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management's attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Nasdaq Capital Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

Having only three executive officers and two independent directors limits our ability to establish effective independent corporate governance procedures and increases the control of our executive officers and non-independent directors.

We have only three executive officers and five directors.  Two of our directors are also executive officers and our two largest individual stockholders.  Two of our directors are considered independent.  Accordingly, it is difficult to establish effective operating board committees comprised of independent members to oversee committee functions.  This structure gives our executive officers and largest stockholder significant control over all our corporate governance matters.

Unless and until we have a larger board of directors that would include a majority of independent members and unless we have an Audit Committee with a financial expert, there will be limited oversight of our executive officers’ decisions and activities and little ability for you to challenge or reverse those decisions and activities, even if they are not in your best interests.  We do not currently have a financial expert that serves on our Audit Committee.

New tax treatment of companies engaged in internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of internet commerce, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities.  Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce.  New or revised international, federal, state or local tax regulations may subject us or our creators to additional sales, income and other taxes.  We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over social media.  New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over social media.  New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Risks Related to our Securities

Our stock price may be volatile.

The stock market, in general, and the stock prices of technology-based companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

•	expiration of any Rule 144 holding periods or registration of unregistered securities issued by us;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments; and

•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

The concentration of our common stock ownership by our current management will limit your ability to influence corporate matters.

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 29.3% of our outstanding common stock.  As such, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock.  This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial.  In addition, such concentrated control could discourage others from initiating changes of control.  In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

Our Board of Directors’ ability to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our common stock.

Our certificate of incorporation authorizes 5,000,000 shares of “blank check” preferred stock.  This means that our Board of Directors has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval, subject to certain limitations on this power under the rules of the Nasdaq Capital Market.  The authority of our Board of Directors to issue “blank check” preferred stock, along with any future anti-takeover measures we may adopt, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company that are not approved by our Board of Directors.  As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected.

Our common stock could be delisted from the Nasdaq Capital Market, which delisting could hinder your ability to obtain accurate quotations on the price of our common stock, or dispose of our common stock in the secondary market.

We cannot guarantee that there will continue to be an active public market for our common stock.  In order to maintain our listing on the Nasdaq Capital Market, our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on the Nasdaq Capital Market.  In the event our common stock is delisted from the Nasdaq Capital Market, trading in our common stock could thereafter be conducted in the over-the-counter markets on a trading tier of the OTC Markets or the OTC Bulletin Board.  In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in the coverage of our company by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

Exercise of stock options, warrants and other securities will dilute your percentage of ownership and could cause our stock price to fall.

As of December 31, 2015, we had 13,879,225 shares of common stock issued and outstanding, outstanding options to purchase 400,627 shares of our common stock, at an exercise price of $2.44 per share and outstanding warrants to purchase 120,539 shares of common stock at an average price of $2.33 per share.  Additionally, we have reserved shares to issue stock options, restricted stock or other awards to purchase or receive up to 1,103,834 shares of common stock under our November 2014 Equity Incentive Plan.  In the future, we may grant additional stock options, warrants and convertible securities.  The exercise, conversion or exchange of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. Sales of a substantial number of shares of our common stock could cause the price of our common stock to fall and could impair our ability to raise capital by selling additional securities.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Investor relations activities and supply and demand factors may affect the price of our common stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our business.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly available information concerning us.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  Our investors may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC, the Nasdaq Capital Market and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.

The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our third-parties’ activities or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

Risks Related to the Proposed Merger with Aegis

There can be no assurances that the proposed merger with Aegis will be consummated as contemplated in accordance with the definitive merger agreement.

There can be no assurances that the proposed merger with Aegis will be consummated as originally contemplated, or that the Company will realize any or all of the benefits that the management expected to realize upon the consummation of the proposed merger.

Failure to complete the Merger could negatively affect the value of the Company’s common stock and its future business and financial results.

If the Merger is not completed, the Company’s ongoing business could be adversely affected, and it would be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•	being required, under certain circumstances, to pay Aegis a termination fee;

•	incurrence of substantial costs in connection with the proposed Merger and related transactions, such as legal, accounting, financial advisory, filing, printing and mailing fees;

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger; and

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger.

If the Merger is not completed, these risks could materially affect the Company’s business and financial results and the price of its common stock.

The pendency of the Merger could adversely affect the Company’s business and operations.

Prior to consummation of the Merger, some of the Company may delay, defer or withdraw their business with the Company, which could negatively affect revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with Code Rebel following the Merger, which may materially adversely affect the Company’s ability to attract and retain key personnel during the pendency of the Merger. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Merger to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The consummation of the Merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Merger or adversely impact our ability to complete the transactions.

The completion of the Merger is subject to certain conditions, including, among others, the receipt of the approval of the Merger and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of shares of the Company’s common stock outstanding and entitled to vote. While it is currently anticipated that the Merger will be completed in the second quarter of 2016, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. If the Merger has not been consummated by June 30, 2016 either the Company or Aegis may terminate the Merger Agreement.

Subsequent to the consummation of the proposed merger with Aegis, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on Aegis, we cannot assure you that this diligence revealed all material issues that may be present in Aegis’ business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our and Aegis’ control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the combined company or its securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

We expect to incur significant transaction and transition costs in connection with the proposed merger with Aegis.

We expect to incur significant, non-recurring costs in connection with proposed merger with Aegis. All expenses incurred in connection with the proposed merger and the transactions contemplated thereby, including all legal, accounting, investment banking and other fees, expenses and costs, will be paid by the party incurring such fees, expenses and costs.

We hold significant amounts of outstanding Aegis debt in connection with the proposed merger.

In connection with our proposed acquisition of Aegis, we provided an unsecured loan to Aegis of $621,448. This loan is evidenced by a promissory note which bears interest at a rate of 9% per annum.  Although it is contemplated that the obligations of Aegis will be discharged upon the consummation of the acquisition, there can be no guarantee that the acquisition will be consummated as proposed or that Aegis will have sufficient liquidity to repay the loan in full or in part.

In connection with our proposed acquisition of Aegis, we will increase the amount of our consolidated indebtedness by an amount estimated to be approximately $1.75 million.  While we considered the amount of Aegis net assets and its debt and the terms of the outstanding debt when determining the amount of the merger consideration, the increased amount of our consolidated debt may adversely impact our access to capital and impact our operating cash flow.

Our ability to successfully effect the proposed merger with Aegis and successfully operate the business thereafter will be largely dependent upon the efforts of certain key personnel, including the key personnel of Aegis, all of whom we expect to stay with Aegis following the proposed merger. The loss of such key personnel could negatively impact the operations and profitability of the post-merger business.

Our ability to successfully effect the proposed merger with Aegis and successfully operate the business is dependent upon the efforts of certain key personnel, including the key personnel of Aegis. Although we expect all of such key personnel to remain with Aegis following the proposed merger, it is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our post-combination business. Furthermore, while we will scrutinize individuals we intend to engage to stay with Aegis following the proposed merger, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We will issue a substantial amount of our common stock in connection with the proposed merger with Aegis.

On March 14, 2016, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Aegis.  Under the terms of the Merger Agreement, our wholly owned subsidiary will merge with and into Aegis and Aegis will become a wholly owned subsidiary.  As consideration under the Merger Agreement, we will issue up to 60% of our issued and outstanding shares of common stock, determined on a fully diluted basis.  As contemplated, our company would be the surviving entity in the merger.  However, it is expected that there will be the issuance of a substantial number of shares of common stock in connection with the merger that we expect could significantly dilute the percentage ownership interests of our existing common stockholders.

If the benefits of the proposed merger with Aegis do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the proposed merger with Aegis do not meet the expectations of investors or securities analysts, the market price of our common stock prior to the closing of the proposed merger may decline. The market value of our common stock at the time of the proposed merger may vary significantly from their prices on the date of the Merger agreement or the date on which our stockholders vote on the proposed merger.

In addition, following the proposed merger, fluctuations in the price of our common stock could contribute to the loss of all or part of your investment.  Prior to the proposed merger, there has not been a public market for Aegis’ stock. Accordingly, the valuation ascribed to Aegis and our common stock in the proposed merger may not be indicative of the price that will prevail in the trading market following the proposed merger. If an active market for our common stock continues, the trading price of our securities following the proposed merger could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our common stock following the proposed merger may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company;

•	operating and stock price performance of other companies that investors deem comparable to our company;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving our company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock markets, in general, including the NASDAQ markets have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Stockholders holding restricted shares of common stock may sell shares under Rule 144 in a manner that adversely affects our share price, even if our business is doing well.

The shares to be issued pursuant to the Merger are restricted shares and we expect most, if not all, of such shares to be eligible for trading under Rule 144 of the Securities Act  six months after the Merger closing.  Stockholders holding such shares restricting common stock are permitted sell such shares in public market transactions in accordance with Rule 144, which permits the resale of restricted common stock without requiring registration, subject to various terms and conditions, including certain volume limitations that are applicable if the stockholder is an affiliate of ours or acquired shares from an affiliate within a specified period of time, which is, generally, six months after the effective date of the merger for stockholders that are not an affiliate of us. Rule 144 effectively permits stockholders to sell shares of restricted common stock as if such shares were registered. If a large number of our shares of restricted common stock are sold in market transactions, or otherwise, there would be significant selling pressure and the market price of our Common Stock would be adversely affected, even if our business is doing well and the price does not reflect the true fair value of our shares of Common Stock. Any such event could also impair our ability to raise capital.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

Our principal executive offices are located in approximately 625 square feet of office space in Kahului, Hawaii, which services our software segment, and are situated within a larger office of 2,500 square feet that also serves as the administrative offices of Bump Networks, Inc. and other companies affiliated with Arben Kryeziu, our Chairman and Chief Executive Officer.  We currently pay rent of $1,500 per month, on a month-to-month basis, representing 25% of the total current monthly occupancy costs for the larger office.   We believe that our facilities are adequate for our current purposes.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since May 2015, our common stock has been quoted on The Nasdaq Capital Market, under the trading symbol CDRB.  Prior to May 2015, there was no trading of our common stock.  The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices reported for our common stock, beginning in the second quarter of 2015.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Fiscal year ended December 31, 2015	High	Low
Second quarter, commencing May 19, 2015	$44.21	$11.97
Third quarter	$32.00	$7.12
Fourth quarter	$7.68	$2.45

Holders

As of March 22, 2016, we had approximately 258 shareholders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled “Equity Compensation Plan Information” under Item 11 in Part III of this Form 10-K.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since May 19, 2015, which is the date our common stock first began trading on The Nasdaq Capital Market, to two indices: the NASDAQ Composite Index and the NASDAQ Technology Index. The graph assumes an initial investment of $100 on May 19, 2015, in our common stock and in the stocks comprising each index. It also assumes reinvestment of dividends, if any. Historical stockholder return shown is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

In November 2015, we issued an aggregate of 150,000 shares of common stock to Burnham Securities Inc. and certain of its affiliates pursuant to the terms of a Termination and Release Agreement by and between Code Rebel and Burnham Securities Inc.  The foregoing issuances of shares were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 6 - SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

The consolidated statements of operations data for each of the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations Data:

Revenue	$526,399	$223,453	$146,763
Total costs and expenses(1)	643,679	157,590	129,278
Loss from operations	(3,504,524)	(603,654)	(560,598)
Loss before provision for income taxes	(3,588,934)	(679,942)	(579,587)
Net loss	(3,590,591)	(679,942)	(579,587)
Net loss attributable to common stockholders	(3,590,591)	(679,942)	(579,587)
Earning per share attributable to common stockholders (2)
Basic	$0.281	$0.068	$0.058
Diluted	$0.281	$0.068	$0.058

(1)	Total costs and expenses include $2,008,388, $0 and $0 of share-based compensation for the years ended December 31, 2015, 2014 and 2013, respectively.
(2)	See Note 3 of the accompanying notes to our consolidated financial statements for a description of our computation of basic and diluted earnings per share attributable to common stockholders.

	2015	2014	2013
Consolidated Balance Sheet Data:

Cash and cash equivalents	$2,717,414	$632,316	$3,323
Working Capital	2,257,836	(835,667)	(897,824)
Property and equipment, net	15,007	-	447,850
Total assets	12,069,365	660,853	470,991
Convertible note payable, net- current portion (1)	-	718,658	-
Convertible note payable, net- long term portion (1)	-	606,430	-
Line of credit- long term	-	49,629	50,026
Payable to related party	113,653	444,405	889,016
Total liabilities	591,381	2,139,288	1,269,484
Additional paid in capital (2)	29,687,562	109,378	109,378
Deferred compensation (3)	(13,031,563)	-	-
Total stockholders' deficit	$11,477,984	$(1,478,435)	$(708,493)

(1)	During the year ended December 31, 2015, all of the Company’s outstanding notes were converted to common shares.
(2)
Additional paid in capital includes $8.4 million for the acquisition of a subsidiary, $1.7 million for note conversion, $0.8 million for stock based compensation and $14.2 million for deferred director compensation for the year ended December 31, 2015. There were no such transactions during the years ended December 31, 2014 and 2013.

(3)
Deferred compensation of $13.0 million as of December 31, 2015 represents the unamortized portion of the compensation paid to the director in the form of Restricted Stock of the Company. There were no such amount as of December 31, 2014 and 2013.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with our audited financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in Part I, Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Company Overview

We have two operating and reportable business segments. Our software segment provides end-user applications through the Code Rebel product line and our IT Services segment provides management and consulting services through ThinOps Resources, LLC (“ThinOps”).

Software

Through the Code Rebel product line, we develop, market and license proprietary iRAPP(R) terminal services products that allow users of Windows-based PCs and Macs to simultaneously access programs on their PCs and Macs through a single device using a single monitor, mouse and keyboard.  Our software provides the seamless interaction of a remote or locally networked Mac OS X server in a merged PC/Mac desktop environment.  Our business strategy is closely tied to the continuing development and market penetration of Mac products into the enterprise and commercial business environments.  We recently completed our product development phase and we are currently commercially marketing and licensing multiple software products grouped into three product families: client-side products, terminal server products and access products.  We have two operating and reportable business segment.

Our Code Rebel software product line revenue model is based on the sale of software licenses and support and maintenance subscriptions.  Enterprise customers pay a base license fee per user, per server.  Single-user customers pay a flat license fee.  iRAPP and iRAPP TS may be licensed by customers and immediately downloaded from our corporate ecommerce website.

Support and maintenance subscriptions are charged at a percentage of the customer’s license fee, recurring annually.  Subscribed customers receive the latest version of iRAPP with a valid support and maintenance contract in place.  We offer a discount on license fees for resellers, educational institutions and non-profit organizations.

We market and distribute our software products through direct sales and our reseller program.   We currently have a network of twenty-eight resellers located in eleven countries.  As of December 31, 2015, we had issued a total of 20,865 licenses for the use of our iRAPP terminal services products.  These licenses included 2,407 paid customer licenses and 18,458 free-of-charge licenses for trial use of our products.  Substantially all of our paid licenses began as free-of-charge trial licenses that were subsequently converted by licensees to our payment terms (and are counted only once as paid licenses in the breakdown above).  Based on experience, we believe approximately 12% of all new trial licenses are ultimately converted into paid licenses.  As of December 31, 2015, our paid licenses were held by 1,948 single-user licensees, as well as 459 corporate licensees supporting 51 individual users each, on average, totaling approximately 25,453 paid users.

IT Services

Through ThinOps, we provide IT services to a wide variety of organizations from leading academic institutions and healthcare organizations to many Fortune 500 companies located around the country and abroad. In the consulting business, having a true understanding of the client needs only comes from experienced people that have "earned their experience." The service offerings focus on understanding our client's needs and providing them a focused roadmap and supporting plan on how to bridge the gap between business theory and business reality.

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

Results of Operations for the Twelve Months Ended December 31, 2015 Compared to the Twelve Months Ended December 31, 2014 and for the Twelve Months Ended December 31, 2014 Compared to the Twelve Months Ended December 31, 2013

The following discussion of our results of operations constitutes management’s review of the factors that affected our financials and operating performance for the years ending December 31, 2015, 2014 and 2013.  The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.
	2015	2014	2013

Net Revenues	$526,399	$223,453	$146,763
Cost of revenues	643,679	157,590	129,278
Gross Profit (Loss)	(117,280)	65,863	17,485

Operating Expenses:
Depreciation and amortization expense	5,372	5,960	18,973
Advertising and promotion	75,048	21,940	75,474
Professional expenses	779,978	595,404	465,171
Director compensation	1,184,688	-	-
General and administration expenses	1,342,158	46,213	18,465
Total Operating Expenses	3,387,244	669,517	578,083
Loss From Operations	(3,504,524)	(603,654)	(560,598)

Other Expenses:
Interest expense	36,997	43,200	15,472
Amortization of debt discount	47,413	33,088	-
Other expenses	-	-	3,517
Total Other Expense	84,410	76,288	18,989

Loss Before Income Taxes	(3,588,934)	(679,942)	(579,587)

Provision for income taxes	1,657	-

Net Loss	$(3,590,591)	$(679,942)	$(579,587)

 Operating Segments

Since the acquisition of ThinOps on July 31, 2015, we have operated in two operating segments: software and IT services. The proportion of our total revenue attributable to each segment is as follows:

As a percentage of total revenue	Year ended December 31, 2015
Software	33.0%
IT Services	67.0%
Total consolidated revenue	100.0%

Revenue

Our revenues increased by 136% to $526,399 for the twelve months ended December 31, 2015, from $223,453 for the twelve months ended December 31, 2014. The increase in revenue in 2015 was mainly due to the acquisition of ThinOps on July 31, 2015.  ThinOps’ revenue contribution from August 1, 2015 to December 31, 2015 was $352,641.  Revenue from Code Rebel from sales of licenses of its iRapp product during the twelve months ended December 31, 2015 and 2014 was $173,758 and $223,453, respectively, a decline of 22%, which was primarily attributable to reduced sales through our reseller channel.  During the twelve months ended December 31, 2015, 36%, or $62,324, of license sales were through resellers and 64%, or $111,433, was direct online sales through the Company’s website. During the twelve months ended December 31, 2014, 46%, or $103,610, of license sales were through resellers and 54%, or $119,843, was direct online sales through the Company’s website.

Our revenues increased by 52% to $223,453 for the twelve months ended December 31, 2014, from $146,763 for the twelve months ended December 31, 2013. The increase in revenue is attributed, among other factors, to our having resolved technical problems related to remote printing, graphics and hidden sessions.  The technical issues were due to a faulty graphics processing algorithm used in our iRAPP software. Rather than working on a new edition of our iRAPP software, we were forced to spend the first six months of 2013 fixing the faulty algorithm and providing customers with temporary software repairs. The technical algorithm issues were fully resolved and a new edition of our iRAPP software was released in November 2013. All of our revenue during the years ended December 31, 2014 and 2013, was derived from our iRAPP products. Our resellers accounted for 46%, or $103,610, of all license sales in the year ended December 31, 2014 and direct online sales through our website accounted for 54% or $119,843 of license sales in 2014, as compared to 13%, or $19,159, of all license sales through our resellers in the year ended December 31, 2013 and 87%, or $127,604, through direct online sales in 2013. The increase in sales through resellers of 440% is due, primarily, to more focused advertising and additional contracts with large customers in 2014.

Net Loss

We reported a net loss of $3,590,591 for the twelve months ended December 31, 2015 compared to a net loss of $679,942 for the twelve months ended December 31, 2014. The increase in net loss in 2015 was primarily due to increased legal and professional costs associated with being a public company and stock compensation for $2,008,388 included in general and administrative expenses.

We reported a net loss of $679,942 for the twelve months ended December 31, 2014 compared to a net loss of $579,587 for the twelve months ended December 31, 2013. The increase in our net loss in 2014 was primarily due to preparations for our IPO.

Cost of Revenue

Cost of revenue was $643,679 for the twelve months ended December 31, 2015 compared to $157,590 for the twelve months ended December 31, 2014, an increase of $486,089 or 308%.  Due to the acquisition of ThinOps on July 31, 2015, outside technology services expense was $308,496 and cost of software expense was $7,677 for the twelve months ended December 31, 2015. There was no outside technology services expense for the same 2014 period.  Research and development expenditures were $319,561 for the twelve months ended December 31, 2015, compared to $157,590 for the twelve months ended December 31, 2014. The increase of $161,971, or 103%, in research and development expenditures is attributable to developing new features in our licensing system that allow direct access by resellers, releasing a new remote printing feature for windows, and replacing the web portal and integrating it with the accounting software.  Also included in cost of revenue were tech infrastructure costs, hosting costs and merchant fees. For the twelve months ended December 31, 2015, tech infrastructure costs, hosting costs and merchant fees were $7,945 compared to $0 for the twelve months ended December 31, 2014.

Research and development costs incurred to improve and update our software were $157,590 for the year ended December 31, 2014, compared to $129,278 for the year ended December 31, 2013, an increase of $28,312, or 22%.   In 2013, the Company was involved in a major litigation and could not spend time and financial resources on development and tech structure. The main reason for the increase in the cost of revenue in 2014 was the additional focus on development and tech structure.

Operating Expenses

Our operating expenses primarily consist of depreciation and amortization, advertising and promotion, professional and general and administrative expenses.  Our expenses may fluctuate from period to period based on the extent of our marketing efforts.

Depreciation and Amortization Expenses

Our depreciation and amortization expenses primarily consist of office equipment, corporate trademarks, our Microsoft license and initial software development costs, which totaled $5,372 for the twelve months ended December 31, 2015, compared to $5,960 for 2014 for amortization of debt discount.

Our depreciation and amortization expenses also include the amortization of debt discounts, which were $5,960 for the year ended December 31, 2014, compared to $18,973 for the year ended December 31, 2013. The increase in the amortization of debt discount expenditure was primarily due to the issuance of warrants in 2014.

Advertising and Promotion Expenses

Our advertising and promotion expenses were $75,048 for the twelve months ended December 31, 2015, compared to $21,940 for 2014. The increase in advertising and promotion expenses of $53,108, or 242%, was a direct result of increased promotional activity, including investor relations and optimizing the Company’s Google advertising campaign.

            Advertising and promotion expenditures were $21,940 for the year ended December 31, 2014, compared to $75,474 for the year ended December 31, 2013, a decrease of $53,534, or 70.9%. The decrease in sales and marketing expenditures was primarily attributable to optimization of our “Google clicks” marketing for the year ended December 31, 2014.

 Professional Expenses

Our professional expenses primarily consist of legal, accounting and professional consulting fees.  Professional expenses increased 31% from $595,404 for the twelve months ended December 31, 2014 to $779,978 for the twelve months ended December 31, 2015.  Legal expenditures were $442,650 for the twelve months ended December 31, 2015, compared to $479,653 for the twelve months ended December 31, 2014, a decrease of $37,002, or 8%. Accounting expenditures were $162,278 for the twelve months ended December 31, 2015, compared to $94,504 for the twelve months ended December 31, 2014, an increase of $67,774 or 72%. Accounting expenditures for the twelve months ended December 31, 2015 were related to our initial public offering, the acquisition of ThinOps and quarterly reviews. Accounting expenditures for the twelve months ended December 31, 2014 were related to preparations for our initial public offering. Consulting expenditures were $175,050 for the twelve months ended December 31, 2015, compared to $21,247 for the twelve months ended December 31, 2014, an increase of $153,803, or 724%. Consulting expenditures for the twelve months ended December 31, 2015 were related to promoting Code Rebel’s image within the investment community and enhancing investor relationships.  Consulting expenditures for the twelve months ended December 31, 2014 relate to referrals on our convertible notes.

Professional expenses primarily consist of legal, accounting and consulting professional fees.  Professional fee expenditures were $595,404 for the year ended December 31, 2014, compared to $465,171 for the year ended December 31, 2013. The 28% increase in professional expenses was due to the preparation and filing of documents related to the transitioning of Code Rebel from a privately held limited liability company to a publicly traded corporation. We began to incur significant legal expenses in 2012 related to copyright and trade secret litigation filed that year by Aqua Connect, Inc. for reverse engineering, breach of contract, false promise, unjust enrichment and violation of the California Business and Professional Code. The case was dismissed and a judgment in our favor was entered in August 2014, and a related federal action was settled in September 2014. During 2014, we incurred legal fees of $299,493 for the successful conclusion of the Aqua Connect state and federal lawsuits. Additionally, we incurred legal fees of $180,160 in 2014 related to the transition of Code Rebel from a privately held limited liability company to a publicly traded corporation. Filing fees and accounting expenditures were $94,504 for the year ended December 31, 2014, compared to $3,871 for the year ended December 31, 2013. Consulting expenditures of $21,247 for the year ended December 31, 2014 were for fees paid for referrals of purchasers of convertible notes.

Director Compensation

    During the year ended December 31, 2015, the Company entered into a restricted stock award agreement, with a board member, in accordance with the Company’s 2014 Equity Incentive Award Plan. Pursuant to the plan, the Company agreed to award 375,000 shares of Restricted Common Stock which shall be subject to the terms and conditions and restrictions specified in the plan and agreement. The Company recorded $1,184,688 as director compensation expense for the restricted stock, representing the amount amortized as of December 31, 2015.

General and Administrative Expenses

Our general and administrative expenses primarily consist of the salaries and other costs of employment of our executive, finance and administration staff, insurance premiums, filing fees and office rental expenses.  General and administrative expenses were $1,342,158 for the twelve months ended December 31, 2015, compared to $46,213 for the twelve months ended December 31, 2014, an increase of 2,804%, or $1,295,945. The increase was primarily attributable to a one-time charge of $766,500 for the early termination of a contract related to an advisor relationship.  In addition, payroll expenses and insurance expenses increased by $173,905 and $107,135, respectively for the management of the new company structure and the acquisition of ThinOps.

General and administrative expenses primarily consist of salaries and other costs of employment of our executive, finance and administration staff. General and administrative expenditures were $46,213 for the year ended December 31, 2014, compared to $18,465 for the year ended December 31, 2013. The 150% increase in general and administrative expenditures was primarily attributable to rent, cleaning and utilities expenses that we had to pay in 2014 as a result of our no longer owning our office space.

Interest and Debt Amortization Expenses

Interest expense was $36,997 for the twelve months ended December 31, 2015, compared to $43,200 for the same period in 2014. For the twelve months ended December 31, 2015, amortization of debt discount expenditure was $47,413 compared to $33,088 for 2014.

Interest expenditures were $43,200 for the year ended December 31, 2014, as compared to $15,472 for the year ended December 31, 2013, an increase of 179%, or $27,728.  The increase in interest expenditures resulted primarily from the issuance of convertible notes which carry 6% annual interest.

Liquidity and Capital Resources

Our cash position was $2,717,414 as of December 31, 2015 compared to $632,316 as of December 31, 2014, an increase of $2,085,098 primarily as a result of proceeds received in our initial public offering described below.  We had $3,323 of cash as of December 31, 2013, which was the cash acquired with the acquisition of our subsidiary, Code Rebel LLC.

Cash used for operating activities was $1,428,079 during the twelve months ended December 31, 2015 and was primarily a result of our loss from operations during the period of $3,590,591. Cash used from investing activities was $635,418 during the twelve months ended December 31, 2015 due primarily to the acquisition of ThinOps.  Cash provided by financing activities was $4,148,595 during the twelve months ended December 31, 2015 and was primarily attributable to our initial public offering in May 2015.

To finance our transition from a privately held company to a publicly traded corporation, we obtained funding from the issuance of 6% unsecured convertible promissory notes.  On August 5, 2014, we completed a private placement of $1,360,000 in aggregate principal amount of our 6% unsecured promissory notes and warrants to purchase 68,000 shares of common stock to seven unaffiliated institutional and individual accredited investors.  In February 2015, we issued an additional promissory note for $250,000 on the same terms as our 2014 6% unsecured promissory notes, together with warrants to purchase 12,500 shares of common stock, to an unaffiliated accredited investor.  All of our 6% unsecured promissory notes were converted into 1,681,731 shares of our common stock contemporaneously with the closing of our initial public offering on May 19, 2015.  Pursuant to the terms of the 6% unsecured promissory note and warrant agreements with the investors, upon completion of a “net equity financing” in the amount of $750,000 or more (including an initial public offering), all of the principal and accrued interest under the notes were to automatically convert into shares of our common stock at a conversion price equal to the lower of (i) 80% of the sale or implied price of our common stock in such net equity financing (in the case of the public offering of shares of our common stock at $5.00 per share, the conversion price would be $4.00 per share) or (ii) a price based on dividing $10,000,000 by the number of our outstanding shares of common stock immediately prior to such net equity financing (in this case, the conversion price would be $1.00 per share, because as of the date of our initial public offering there were 10,000,000 outstanding shares of common stock).  If not earlier converted, the notes were to mature 18 months after the date of their issuance.

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

Our wholly owned subsidiary, Code Rebel LLC, has a $50,000 line of credit from First Hawaiian Bank which has a final maturity of May 31, 2016, bearing interest at 6.4635% per annum.  As of December 31, 2015, the outstanding balance under the line of credit was $0.  Arben Kryeziu, our Chairman and Chief Executive Officer, personally guaranteed the line of credit.

On May 19, 2015, we sold a total of 1,000,983 shares of our common stock in an initial public offering at a price of $5 per share, raising $5,004,915 in gross proceeds.  We are using or plan to use the net proceeds of the offering primarily to expand and increase our marketing efforts to promote the sale of our iRAPP products to both enterprise and consumer users, hire additional technical and marketing personnel and build our infrastructure, engage in collaborative development efforts to expand our terminal services offerings to both PC and Mac enterprise and retail customers, to make selective acquisitions and for other corporate purposes.  Pursuant to the terms of our 6% unsecured convertible promissory notes described above, all of the outstanding notes, and all accrued interest under such note, converted into 1,681,731 shares of our common stock.  The note conversion reduced our debt by $1,610,000 as of March 31, 2015 and increased our stockholders’ equity by the same amount, as a result of the issuance of the additional shares of common stock.  On July 31, 2015, the Company acquired ThinOps for $750,000 and the issuance of 667,511 shares of the Company’s common stock.  As of December 31, 2015, 13,879,225 shares of our common stock were outstanding.

Cash, Cash Equivalents and Investments

As of December 31, 2015, we had $2,717,414 in cash and cash equivalents and a working capital surplus of $2,257,836.

Cash Flows from Operating Activities

We used $1,428,079 of cash to fund operating activities during the year ended December 31, 2015, compared to $403,040 in the year ended December 31, 2014.  The increase in cash used to fund operating activities during 2015 was due to an increase in the net loss of the company and a decrease in accounts payable and accrued expenses partially offset by an increase in stock-based compensation.

We used $562,965 of cash to fund operating activities during the year ended December 31, 2013. Less cash was used to fund operating activities in 2014 due to the increase in current liabilities represented by the increase in our accounts payable and accrued expenses related to our 2014 legal expenses and the increase in accrued interest and interest from the discount on our debt.

Cash Flows from Investing Activities

We used $635,418 in cash for investing activities in the year ended December 31, 2015, compared to having generated $3,323 in cash from investing activities in the comparable prior year.  The primary use of cash was the $750,000 used in the acquisition of ThinOps during the year ended December 31, 2015.

We generated $3,323 of cash from investing activities in the year ended December 31, 2014, compared to having used $6,715 of cash for investing activities in the year ended December 31, 2013.

Cash Flows from Financing Activities

We generated $4,148,595 cash from financing activities in the year ended December 31, 2015, compared to $1,032,033 in the comparable prior year.  The increase was primarily the result of net proceeds of $4,278,976 from sales of common stock in 2015, which was partially offset by a decrease notes payable.  In addition, we paid down our $50,000 line of credit in 2015.

We generated $1,032,033 of cash from financing activities during the year ended December 31, 2014, as compared to $567,690 in the year ended December 31, 2013. The increase in cash from financing activities was due to our private placement of 6% unsecured promissory notes in 2014.

 Operating Capital and Capital Expenditure Requirements

Our board of directors periodically reviews our capital requirements in light of our proposed business plan. Our future capital requirements will remain dependent upon a variety of factors, including cash flow from operations, the ability to increase sales, increasing our gross profits from current levels, reducing selling and administrative expenses as a percentage of net sales, continued development of customer relationships, and our ability to market our new products successfully. However, based on our results from operations, we may determine that we need additional financing to implement our business plan.  There can be no assurance that any such financing will be available on terms favorable to us or at all. Without adequate financing we may have to further delay or terminate product and service expansion and curtail certain selling, general and administrative expenses. Any inability to raise additional financing would have a material adverse effect on us.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

We have no contractual obligations at December 31, 2015.

Critical Accounting Policies and Use of Estimates

The preparation of the accompanying financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes.  The preparation of these financial statements requires managements to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ from these estimates.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

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

Recently Issued Accounting Pronouncements

 February 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of this standard on our consolidated financial statements.

 In January 2016, the FASB issued a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new standard will be effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

 In November 2015, the FASB issued guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements

 In May 2015, the FASB issued guidance about a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for the fiscal year beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

 In August 2014, the FASB issued new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

 Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our operations are within the United States and we are exposed to market risk in the ordinary course of our business.  We do not have any significant risk exposures with respect to any loans or credit facilities or foreign currency exposures and we do not have any off-balance sheet arrangements.  We believe our exposure to other market risks is immaterial.

Interest Rate Risk

Our cash and cash equivalents primarily consist of bank deposits and money market accounts. As of December 31, 2014 and 2015, we had cash and cash equivalents of $0.6 million and $2.7 million, respectively. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio and the low average interest rate which we receive on such investments, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

Our sales contracts are primarily denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States and are also denominated in US dollars.  We do not have any material amount of revenues or operating expenses denominated in foreign currencies.  However, we may in the future find that our costs may increase if the US dollar were to decrease in value relative to the local currency used by service providers as the US dollar denominated contract for services would have less value and a service provider may require more US dollars for the same services.  We have not experienced any such impact of foreign currency exchange rates or recognized any transaction gains and losses in our statement of operations.  If in the future we have any assets or liabilities denominated in foreign currencies, then future fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. Given that the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency should become more significant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is provided beginning on page F-1 hereof.

ITEM 9 – CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, controls and procedures could be circumvented by the individual acts of some persons, by collusion or two or more people or by management override of the control. Misstatements due to error or fraud may occur and not be detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K for the period ended December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to determine the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that the information required to be disclosed by us in reports or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including the Company’s principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Key Consultants and Directors

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Arben Kryeziu	39	Chairman of the Board and Chief Executive Officer
Thomas M. Moreno	43	President
Volodymyr Bykov	46	Vice President, Chief Technology Officer and Director
Reid Dabney	64	Chief Financial Officer and Secretary
James Canton, Ph.D.	64	Director
David Dwelle	67	Director

The following includes a brief biography for each of our executive officers and directors, with each director biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director.

Arben Kryeziu founded our company in April 2007 and has served as our Chairman and Chief Executive Officer since that time.  Mr. Kryeziu is a computer engineer and entrepreneur and has founded numerous technology businesses during the past 15 years.  Currently, Mr. Kryeziu also serves as the President and Chief Executive Officer of Bump Networks Inc., a software and technology consulting firm that he founded in April 2001, and as the President and Chief Executive Officer of mBloom Business Development Company LLC, a technology investment fund, since September 2014.

Mr. Kryeziu served as an Operating Partner of Pegasus Capital Advisors, a large New York-based private equity firm, from 2011 to April 2015. Mr. Kryeziu co-founded FlikMedia, Inc., a publicly traded technology company since effecting a reverse merger on July 25, 2014, which provides users with the ability to engage in video dating on their smart phones, and has served as its Chief Technology Officer since 2012. He also founded Ozolio LLC, a live webcam hosting company, in 2012.  Mr. Kryeziu was previously the Senior Vice President of Engineering of Echoecho Media Inc. from October 2011 to August 2012.  He was Chief Technology Officer of Paradise Television Network from November 2002 to April 2005.  Mr. Kryeziu co-founded mBloom Ventures LLC, the general partner of the mBloom Fund I, L.P., a venture fund established in partnership with and co-funded by the Hawaii state government, and he has served as the Chief Executive Officer of mBloom Ventures LLC since November 2013.  He holds four issued U.S. patents in the field of media data processing.  Mr. Kryeziu received a B.S. degree in logistics from Berufsakademie Stuttgart and a B.S. degree in computer science from Fachhochschule Darmstadt.

As the Chairman of the Board and Chief Executive Officer and our largest stockholder, Mr. Kryeziu leads the Board and guides our company.  Mr. Kryeziu brings extensive computer software industry knowledge to our company and a deep background in technology growth companies, emerging markets, mergers and acquisitions and capital market activities.  His service as Chairman and Chief Executive Officer creates a critical link between management and the Board.

Thomas M. Moreno joined our company in September 2015 in the position of President, bringing over 20 years of experience in the information technology industry, having spent the last seventeen years in the technology consulting field.  Mr. Moreno has also served as the President of ThinOps Resources, LLC, an information technology consulting company, since October 2012, and President of ThinOps Consulting, Inc., an independent technology consulting company, since April 2004.  During 2003, Mr. Moreno was a systems engineer for Citrix Systems, a software company that provides server, application and desktop virtualization and networking software and services.  From 1992 to 2000, Mr. Moreno served in the U.S. Air Force as a cryptologic-linguist. Mr. Moreno received an AA degree in Russian from the Community College of the Air Force.  He is currently an active member of the InfraGard, an organization which works with the FBI on cyber-security related matters for the protection of U.S. infrastructure.

Volodymyr Bykov, joined our company in April 2007, has served as our senior software engineer since 2013. Mr. Bykov became a member of our Board of Directors in May 2014 and is currently our Vice President and Chief Technology Officer.  Mr. Bykov’s consulting services have been provided to us through Bump Networks, Inc. pursuant to a development agreement.  Mr. Bykov has served as Bump Networks’ Chief Technology Officer since January 2013.  Previously, Mr. Bykov was a Software Engineer at Diamondcard Communication Services from November 2005 to August 2006, IBM Tivoli Group from April 2004 to November 2005, and Anything3D Corporation from October 1998 to April 2004.  He received a B.S. degree in Computer Science and Digital Measurement from Odessa College of Measurement and Quality, Ukraine. Mr. Bykov brings nearly 20 years of experience in software development, technology product management and overall technology leadership in early-stage and growth companies, making his insights invaluable to the Board.

Reid Dabney joined our company in November 2014 as our Chief Financial Officer and Secretary.  Mr. Dabney has served as the Chief Financial Officer and Chief Compliance Officer of mBloom Business Development Company LLC, a technology investment fund, since September 2014.   From December 2014 to December 2015, he served as a managing director and chief compliance officer of CVCapital Securities, LLC. From 2012 to 2013, he served as a managing director of Merriman Capital, Inc. From 2008 to 2012, he served as a managing director of Monarch Bay Associates, LLC. From 2005 to 2008, Mr. Dabney served as Cecors, Inc.'s (OTC Markets: CEOS) (a SaaS technology provider) senior vice president and chief financial officer. From 2003 to the present, Mr. Dabney has been engaged by CFO-911 as a managing director and business and financial consultant. Mr. Dabney holds Series 7, 24, 63, 79 and 99 licenses from the Financial Industry Regulatory Authority (FINRA). Mr. Dabney has served on the Alumni Board of Claremont McKenna College since July 2005 and has been the Audit Committee Chairman for ChromaDex Corporation since October 2007.  Mr. Dabney received B.A. degrees in Economics and Literature from Claremont McKenna College and an M.B.A. in Finance from the University of Pennsylvania’s Wharton School.  Mr. Dabney brings over 30 years of investment banking and finance experience, making his insights invaluable to our company management.

James Canton, Ph.D. joined our Board of Directors in January 2015.  Since 1990, Dr. Canton has served as the Chairman and Chief Executive Officer of the Institute for Global Futures, a leading think tank that he founded.  He has served on the board of IKOR, Inc. since 2006 and the board of Student Loan Finance Corporation since 2010.  He also served on the board of Airtouch Communications Inc. from 2011 to 2014, and 800 Commerce, Inc. from 2012 to 2014. Between 2007 and 2010, he served on a number of advisory boards including the Motorola Research Advisory Board, the International Advisory Council, Economic Advisory Board, State of Singapore and MIT's Media Lab, Europe.  From 1985 to 1988, Dr. Canton was a partner at Swiss Occidental, an investment banking group, where he worked on global investments, cross border transactions and trade finance. From 1981 to 1984, he was an executive at Apple Computer, Inc., where he worked on the introduction to the Macintosh computer, strategic forecasting and business development.  Dr. Canton received a B.A. degree from Franklin Pierce University and a doctorate from The Union Graduate School (now known as Union Institute & University). Dr. Canton brings over 30 years of experience in finance, trade, technology, health care, management, innovation strategy and entrepreneurship, making his insights invaluable to the Board.

David Dwelle joined our Board of Directors in November 2014.  Mr. Dwelle formed Pacific Power Renewables, a solar power utility company that develops, builds, finances, owns and operates solar power plants, and has served as its President since its formation in 2010.  In 2002, Mr. Dwelle formed Pacific Power Management, a company that focuses on renewable energy, efficiency and conservation measures, serving as its President since its formation.  Mr. Dwelle also founded DesignQ, an acoustics research and development company, in Nevada, and has served as its Manager since 2001.  In 1980, Mr. Dwelle formed Nella Oil (later renamed Flyers Energy), an independent operator of gasoline stations in California and Nevada and distributor of wholesale and retail fuel, commercial lubricants, and renewable fuels, and served as its General Manager until 1985.  Mr. Dwelle remains a partner of Flyers Energy.  From 1974 to 1979, Mr. Dwelle served as a director of Beacon Oil Company, an oil company based in California.  Also in 1974, Mr. Dwelle founded Pacific Research & Development, Inc., a research organization that partners with businesses to improve industrial energy efficiency and environmental performance, and has served as its President since its formation.  Before his work in the energy industry, Mr. Dwelle founded and served as the President of Sun Stereo Inc., a stereo and acoustics retail company, from 1969 to 1979. Mr. Dwelle brings nearly 40 years of experience and overall business leadership in early-stage and growth companies, making his insights invaluable to the Board.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

On December 10, 2015, the Washington State Department of Financial Institutions Securities Division (the “Washington DFI”) commenced and action against FlikMedia, Inc. (“FlikMedia”) and its two directors as controlled persons, including Arben Kryeziu, our CEO, who is also a director and the chief technology officer of FlikMedia.  The case alleges a violation of the anti-fraud provisions of Washington State Securities law in connection with FlikMedia’s unilateral action to purchase shares of stock from a former employee, including vested shares.  The Washington DFI seeks to impose a fine of $10,000 and costs of $500 against Mr. Kryeziu.  FlikMedia and its directors have responded to the Washington DFI action and have asserted that the action is a private litigation matter and should be dismissed for, among other reasons, lack of jurisdiction.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the year ended December 31, 2015, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors, officers and employees in accordance with the rules of the Nasdaq and the SEC.  We also have adopted a Code of Ethics for the CEO and Executive Officers (together, with the Code of Ethics, the “Codes”). Both Codes are available on our Company website at www.coderebel.com.

Only the Board may grant a waiver from any provision of our Codes in favor of a director or executive officer, and any such waiver will be disclosed by filing a current report on Form 8-K or, in cases where a Form 8-K is not required, by distributing a press release.

Corporate Governance

We have established an audit committee, compensation committee and nomination and corporate governance committee. To date, our entire Board of Directors has performed all of the duties and responsibilities which might be contemplated by each committee.  We intend to utilize the committees at such time as we expand the size of our Board of Directors.

Audit Committee.  The audit committee’s duties are to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting policies and financial statements.  The audit committee is responsible to review the scope and fees for the annual audit and the results of audit examinations performed by our independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. The members of the audit committee are our independent directors, Dr. Canton and Mr. Dwelle.  None of the Audit Committee members currently qualify as an “audit committee financial expert” as defined in applicable SEC rules. We are currently in the process of evaluating suitable director candidates who qualify as “audit committee financial experts” to join our Board of Directors and Audit Committee.

Compensation Committee.  The compensation committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers.  The compensation committee would also review and administer our equity incentive compensation plans, and recommend and approve grants of stock options or other awards under that plan. The members of the compensation committee are our independent directors, Dr. Canton and Mr. Dwelle.

Nomination and Corporate Governance Committee.  The purpose of the nomination and corporate governance committee is to select, or recommend for our entire Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board.  The nomination and corporate governance committee’s duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes. The members of the nomination and corporate governance committee are our independent directors, Dr. Canton and Mr. Dwelle.

 ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of our company during the fiscal year ended December 31, 2015; and (ii) each other individual that served as an executive officer of our company at the conclusion of the fiscal year ended December 31, 2015 and who received more than $100,000 in the form of salary and bonus during such year. For purposes of this document, these individuals are collectively the “Named Executive Officers” of the company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Inventive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arben Kryeziu	2015	24,000	—	—	—	—	—	—	24,000
Chairman and Chief Executive Officer	2014	0	—	—	—	—	—	—	0
Reid Dabney	2015	25,000	—	—	—	—	—	—	25,000
Chief Financial Officer and Secretary(1)	2014	0	—	—	—	—	—	—	0
Thomas Moreno	2015	100,000	—	—	—	—	—	100,000	100,000
President(2)
_______________
(1)
Mr. Dabney joined our company in November 2014. Under Mr. Dabney’s initial employment, entered into in January 2015, his annual salary was $12,000. His employment agreement was subsequently amended in November 2015 to increase his annual salary to $90,000.

(2)	Mr. Moreno’s compensation reflects the amount paid from his start date of August 1, 2015, based on his annual base compensation of $240,000.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2015, we had not granted any equity incentive awards to any of our Named Executive Officers pursuant to our equity incentive plan.

Employment Agreements

In January 2015, we entered into a three-year employment agreement with Arben Kryeziu with respect to his service as our Chairman and Chief Executive Officer.  Pursuant to his agreement, commencing at the closing of our initial public offering, Mr. Kryeziu receives an annual base salary of $24,000 per year.  In addition, Mr. Kryeziu is entitled to receive stock options to purchase shares of our common stock at the sole discretion of our Board of Directors.  We may terminate the agreement without prior written notice for cause, as defined in the agreement, as long as, in certain circumstances, we give Mr. Kryeziu a minimum period of 30 days to cure the act or omission constituting cause (if reasonably subject to cure), as described in the agreement.  In addition, we may terminate Mr. Kryeziu’s employment agreement upon a sale of our company to a third party.  Mr. Kryeziu has also agreed not to engage in activities competitive with us during his employment and for a 12-month period following the termination of his employment.

In January 2015, we also entered into a one-year employment agreement with Reid Dabney in connection with his position as our Chief Financial Officer.  Pursuant to his agreement, commencing at the closing of our initial public offering, Mr. Dabney receives an annual base salary of $12,000 per year.  In addition, Mr. Dabney is entitled to receive stock options to purchase shares of our common stock at the sole discretion of our Board of Directors.  Subsequently, in November 2015, the employment agreement with Mr. Dabney was amended to increase his annual base salary to $90,000 per year. We may terminate the agreement without prior written notice for cause, as defined in the agreement, as long as, in certain circumstances, we give Mr. Dabney a minimum period of 30 days to cure the act or omission constituting cause (if reasonably subject to cure), as described in the agreement. In addition, we may terminate Mr. Dabney’s employment agreement upon a sale of our company to a third party.  Mr. Dabney has also agreed not to engage in activities competitive with us during his employment and for a 12-month period following the termination of his employment.

In connection with the acquisition of ThinOps, we entered into a three-year employment letter agreement with Mr. Moreno to serve as ThinOps’ President and, if requested by our Board of Directors, as an officer of Code Rebel.  Our Board of Directors appointed Mr. Moreno as President of Code Rebel in September 2015.  During the term of his employment, Mr. Moreno will earn an annual base salary of $240,000.  We may terminate the agreement without prior written notice for cause, as defined in the agreement, as long as, in certain circumstances, we give Mr. Moreno a minimum period of 30 days to cure the act or omission constituting cause (if reasonably subject to cure), as described in the agreement.  Mr. Moreno has also agreed not to engage in activities competitive with us during his employment and for a 12- month period following the termination of his employment.

No bonuses or options were granted to any of our officers during the twelve months ended December 31, 2015.

Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a director of our company, during the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Arben Kryeziu	—	—	—	—	—
Volodymyr Bykov	—	—	—	—	—
James Canton, Ph.D. (1)	—	1,184,688	—	—	1,184,688
David Dwelle	—	—	—	—	—

(1)
In June 2, 2015, Dr. Canton received 375,000 shares of restricted stock under our November 2014 Equity Incentive Award Plan pursuant to a Restricted Stock Award Agreement, as amended, all shares vest December 2, 2016.  As of December 31, 2015, the Company recognized $1,184,688 for the amortized vesting period.  However, all shares will vest upon the consummation of the Merger with Aegis which is described under “Recent Events.”

Compensation Committee Interlocks and Insider Participation

    No member of the Compensation Committee has ever been one of our officers or employees. In addition, during fiscal year 2015, none of our executive officers served as a member of a compensation committee or board of directors of an entity that had an executive officer serving as a member of our board of directors.

Compensation Committee Report

    We, the members of the Compensation Committee, have reviewed and discussed the foregoing compensation analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the such analysis be included in this Annual Report on Form 10-K.

    The Compensation Committee

    David Dwelle (Chairperson)
    Dr. James Canton

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

In November 2014, our Board of Directors and our stockholders adopted the 2014 Equity Incentive Award Plan and reserved 2,000,000 shares of common stock for issuance under that plan.  The 2014 Equity Incentive Award Plan permits the grant of both incentive and non-statutory stock options.  As of December 31, 2015, 375,000 shares of restricted stock and no options had been granted.  The Board of Directors adopted the 2014 Equity Incentive Award Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

Under the 2014 Equity Incentive Award Plan, our board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of our common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value.

The following table sets forth information regarding our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	120,539	$2.33 per share	1,879,461
Equity compensation plans not approved by security holders	—	---	—
Total	120,539	$2.33 per share	1,879,461

Security Ownership of Certain Beneficial Owners

The table and accompanying footnotes set forth information as of April 5, 2016 with respect to the ownership of our common stock by:

●	each person or group who beneficially owns more than 5% of our common stock,

●	each of our directors,

●	our executive officers, and

●	all of our directors and executive officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the exercise of stock options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of stock options and warrants that are currently exercisable or exercisable within 60 days after the date of this annual report, and common stock issuable upon conversion of convertible securities, have been included in the table with respect to the beneficial ownership of the person owning the stock options, warrants and convertible securities, but not with respect to any other persons.

Unless otherwise indicated, we believe that all persons named in the following table have sole voting and investment power with respect to all shares of common stock beneficially owned by them and that person’s address is c/o 77 Ho’okele Street, Suite 102, Kahului, Hawaii 96732.

	Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned(1)
Name and address of Beneficial Owner

Arben Kryeziu	1,800,000	13.0%
Thomas M. Moreno	667,511	4.8%
Volodymyr Bykov	1,500,000	10.8%
Reid Dabney (3)	--	--
James Canton, Ph.D.	375,000	2.7%
David Dwelle	--	--
All directors and executive officers as a group (6 persons)(2)	3,967,511	28.6%

(1)	Applicable percentage of ownership for each holder is based on 13,879,225shares outstanding as of April 5, 2016.

(2)	For all executive officers and directors as a group, this amount includes 125,000 vested shares of restricted common stock under our November 2014 Equity Incentive Plan.

(3)
No shares were owned as of December 31, 2015, however, 400,627 options were granted in January 2016, with 25% of them vesting immediately and the rest vesting on a straight-line basis over 18 months. However, all unvested options shall vest if and upon the consummation of the Merger.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

We review all transactions involving us in which any of our directors, director nominees, significant shareholders and executive officers and their immediate family members are participants to determine whether such person has a direct or indirect material interest in the transaction.  All directors, director nominees and executive officers must notify us of any proposed transaction involving us in which such person has a direct or indirect material interest.  Such proposed transaction is then reviewed by either the Board as a whole or the Audit Committee, which determines whether or not to approve the transaction.  After such review, the reviewing body approves the transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of our company and our shareholders.

Related Person Transactions Policy.

Our Board has adopted a written policy for the review and the approval or ratification of any related person transaction. Under the policy, a “related person” is any (1) director, nominee for director or executive officer of the Company and any Immediate Family Member of such person, and (2) any holder of 5% or more of any class of outstanding equity securities of the Company and any Immediate Family Member such person. The policy defines an “Interested Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may reasonably be expected to exceed $120,000 in any calendar year, (2) the Company or its subsidiaries or affiliates is a participant, and (3) any Related Person has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

Certain Transactions

Except as described below, since the beginning of our last fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded the lesser of $120,000 or 1% of the average of our total assets at yearend for the last two completed fiscal years.

Upon the closing of our acquisition of ThinOps on July 31, 2015, Mr. Moreno, who became President of our company in September 2015, received 667,511 shares of our common stock with an agreed upon value of $8.5 million (based on the volume weighted average closing price of our common stock on the Nasdaq Capital Market for the ten trading days immediately preceding the closing date of the acquisition).

Director Independence

Our shares are currently listed for trading on the Nasdaq Capital Market and, as such, we are subject to director independence standards of the Nasdaq Stock Market. Currently, our directors that qualify as an “independent director” under Nasdaq Listing Rules include: James Canton, Ph.D. and David Dwelle. As provided by the Nasdaq Listing Rules, the Board of Directors has made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the directors reviewed and discussed information provided by the directors with regard to the director’s business and personal activities as they may relate to us and our management.

 ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

In November 2014, the Board selected Lichter, Yu and Associates, Inc. (“LYA”) as its independent accountant to audit the registrant’s financial statements.  Since they were retained, there have been (1) no disagreements between us and LYA on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.  LYA has not issued any reports on our financial statements during the previous two fiscal years that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle.

Audit Fees

Audit Fees consisted of fees billed for professional services rendered for the audit of our annual financial statements and review of interim financial statements in connection with our initial public offering, the audit of our annual financial statements and review of the interim financial statements included in quarterly reports, and review of other documents filed with the SEC within those fiscal years.  Audit fees billed by LYA during the years ended December 31, 2015 and 2014 were $30,000 and $31,500, respectively.  All of these fees were pre-approved by our Board of Directors.

Audit-Related Fees

There were no audit-related fees billed by LYA to us during the years ended December 31, 2015 and 2014.

Tax Fees

Tax fees relate to preparation of annual and state income tax returns, tax consultation and compliance services, and additional tax research.  Tax fees billed by LYA during the years ended December 31, 2015 and 2014 were $0 and $0, respectively.

All Other Fees

Other fees for compensation review services billed by LYA during the years ended December 31, 2015 and 2014 were $64,435 and $35,571, respectively.

Audit Committee Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by our principal accountants be approved in advance by the Audit Committee of the Board of Directors.  Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided that the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting.

The audit committee has considered the services provided by LYA as disclosed above in the captions “audit fees” and “tax fees” and has concluded that such services are compatible with the independence of LYA as our principal accountant. All fees paid to LYA were pre-approved by the audit committee.

 PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

(b) Exhibits

3.1		Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on November 18, 2014).
3.2		Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on November 18, 2014).
3.3		Bylaws (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on November 18, 2014).
4.1		Stock Option Agreement, dated January 12, 2016 Between Code Rebel Corporation and Reid Dabney (Incorporated by reference to Form 8-K, filed with the SEC on January 13, 2016).
10.1
Form of Note and Warrant Purchase Agreement for sale of 6% unsecured promissory notes (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on November 18, 2014).

10.2		Form of Warrant issued to purchasers of 6% unsecured promissory notes (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on November 18, 2014).
10.3		Website and Software Development Agreement with Bump Networks, Inc. (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on November 18, 2014).
10.4		2014 Equity Incentive Award Plan (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on November 18, 2014).
10.5
Microsoft Communications Protocol Program License Agreement, dated as of June 24, 2009, between Microsoft Licensing, GP and the Company (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on January 20, 2015).

10.6		Form of Employment Agreement with Arben Kryeziu (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on April 30, 2015).
10.7		Form of Employment Agreement with Reid Dabney (Incorporated by reference to the Company’s registration statement on Form S-1 filed with the SEC on April 30, 2015).
10.8
Underwriting Agreement and Form of Warrant to Purchase Common Stock of the Company issued to the Underwriter in Connection with the Company’s Initial Public Offering (Incorporated by reference to Form 8-K, filed with the SEC on May 14, 2015).

10.9
Membership Interest Purchase Agreement, dated July 28, 2015, by and among the Company, ThinOps Resources, LLC and Thomas M. Moreno (Incorporated by reference to Form 8-K, filed with the SEC on July 31, 2015).

10.10		Employment Letter Agreement with Thomas M. Moreno (Incorporated by reference to Form 8-K, filed with the SEC on July 31, 2015).
10.11		Aegis Identity Software, Inc. 9% Promissory Note, dated January 14, 2016 (Incorporated by reference to Form 8-K, filed with the SEC on January 14, 2016).
10.11		Agreement and Plan of Merger, dated March 11, 2016 (Incorporated by reference to Form 8-K, filed with the SEC on March 14, 2016).
21.1	*	List of Subsidiaries
23.1	*	Consent of Lichter, Yu and Associates, Inc.
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial and Accounting Officer
32.1	**	Section 906 Certification of Principal Executive Officer
32.2	**	Section 906 Certification of Principal Financial and Accounting Officer
101
The following materials from Code Rebel Corporation’s Annual Report on Form 10-K for the twelve months ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CODE REBEL CORPORATION

April 14, 2016	By:	/s/ Arben Kryeziu
Arben Kryeziu Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arben Kryeziu	Chief Executive Officer and Chairman of the Board	April 14, 2016
Arben Kryeziu	(Principal Executive Officer)

/s/ Reid Dabney	Chief Financial Officer	April 14, 2016
Reid Dabney	(Principal Financial and Accounting Officer)

/s/ Volodymyr Bykov	Vice President, Chief Technology Officer and Director	April 14, 2016
Volodymyr Bykov

/s/ James Canton, Ph.D.	Director	April 14, 2016
James Canton, Ph.D.

/s/ David Dwelle	Director	April 14, 2016
David Dwelle

CODE REBEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Lichter, Yu and Associates, Inc.
Certified Public Accountants

16133 Ventura Blvd., suite 450
Encino, California 91436
Tel (818) 789-0265   Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Code Rebel Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Code Rebel Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Code Rebel Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Lichter, Yu & Associates, Inc.
Encino, California

April 13, 2016

Code Rebel Corporation And Subsidiaries
Consolidated Balance Sheets
 December 31, 2015 and 2014

ASSETS	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$2,717,414	$632,316
Accounts receivable	86,784	13,093
Deposit and prepaid expense	45,019	2,152
TOTAL CURRENT ASSETS	2,849,217	647,561

Intangible assets, net	11,098	13,292
Property and equipment, net	15,007	-
Goodwill	9,194,043	-
TOTAL NON-CURRENT ASSETS	9,220,148	13,292

TOTAL ASSETS	$12,069,365	$660,853

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$428,626	$212,297
Accounts payable to related party	38,406	-
Income tax payable	10,696	-
Interest payable	-	39,869
Warrant liabilities	-	68,000
Convertible note payables, net	-	718,658
Payable to related party	113,653	444,405
TOTAL CURRENT LIABILITIES	591,381	1,483,228

LONG TERM LIABILITIES
Line of credit	-	49,629
Convertible note payables, net	-	606,430
TOTAL NON-CURRENT LIABILITIES	-	656,059

TOTAL LIABILITIES	591,381	2,139,288

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.0001 par value, 25,000,000 shares authorized,
13,879,225 and 10,000,000 shares issued and outstanding
as of December 31, 2015 and 2014, respectively	1,388	1,000
Additional paid-in capital	29,687,562	109,378
Deferred compensation	(13,031,563)	-
Accumulated deficit	(5,179,404)	(1,588,813)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	11,477,983	(1,478,435)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,069,365	$660,853

The accompanying notes are an integral part of the audited consolidated financial statements

Code Rebel Corporation And Subsidiaries
Consolidated Statements of Operations
For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Net Revenues	$526,399	$223,453	$146,763
Cost of revenues	643,679	157,590	129,278
Gross Profit (Loss)	(117,280)	65,863	17,485

Operating Expenses:
Depreciation and amortization expense	5,372	5,960	18,973
Advertising and promotion	75,048	21,940	75,474
Professional expenses	779,978	595,404	465,171
Director compensation	1,184,688	-	-
General and administration expenses	1,342,159	46,213	18,465
Total Operating Expenses	3,387,244	669,517	578,083
Loss From Operations	(3,504,524)	(603,654)	(560,598)

Other Expenses:
Interest expense	36,997	43,200	15,472
Amortization of debt discount	47,413	33,088	-
Other expenses	-	-	3,517
Total Other Expense	84,410	76,288	18,989

Loss Before Income Taxes	(3,588,934)	(679,942)	(579,587)

Provision for income taxes	1,657	-

Net Loss	$(3,590,591)	$(679,942)	$(579,587)

Net Loss Per Share
Basic and Diluted:	$(0.281)	$(0.068)	(0.058)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	12,781,350	10,000,000	10,000,000
Diluted	12,781,350	10,000,000	10,000,000

The accompanying notes are an integral part of the audited consolidated financial statements

Code Rebel Corporation And Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficit)
For The Years Ended December 31, 2015, 2014 and 2013
	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance as of January 1, 2014	10,000,000	$1,000	$109,378	$-	$(908,871)	$(798,493)
(Reorganization date)

Net loss for the year ended December 31, 2014	-	-	-		(679,942)	(679,942)

Balance as of December 31, 2014	10,000,000	1,000	109,378	-	(1,588,813)	(1,478,435)

Shares issued on note conversion	1,681,731	168	1,681,563	-	-	1,681,731

Sale of common stock in initial public offering, net of expenses	1,000,983	100	4,278,876	-	-	4,278,976

Reclassification of warrant liabilities	-	-	80,500	-	-	80,500
						-
Stock based compensation	4,000	-	57,200	-	-	57,200

Stock issued for acquisition of subsidiary	667,511	67	8,497,348	-	-	8,497,415

Stock issued for termination of agreement	150,000	15	766,485	-	-	766,500

Restricted shares granted as compensation	375,000	38	14,216,212	(14,216,250)	-	-

Amortization of deferred compensation	-	-	-	1,184,688	-	1,184,688

Net loss for the year ended December 31, 2015	-	-	-	-	(3,590,591)	(3,590,591)

Balance as of December 31, 2015	13,879,225	$1,388	$29,687,562	$(13,031,563)	$(5,179,404)	$11,477,983

The accompanying notes are an integral part of the audited consolidated financial statements

Code Rebel Corporation And Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Net loss	$(3,590,591)	$(679,942)	(579,587)
Adjustments to reconcile net loss to net cash
used in operating activities:

Depreciation and amortization	5,372	5,960	18,973
Interest from discount on debt	47,413	33,088	-
Stock-based compensation	2,008,388	-	-

(Increase) decrease in current assets:
Accounts receivable	3,210	(12,974)	1,224
Deposit and prepaid expense	(37,578)	(733)	715
Increase in current liabilities:
Accounts payable and accrued expenses	103,845	211,692	(4,290)
Accrued interest	31,862	39,869	-
Net cash used in operating activities	(1,428,079)	(403,040)	(562,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon reorganization	132,767	3,323	-
Cash paid on acquisition	(750,000)	-	-
Purchase of property, plant and equipment	(18,185)	-	-
Purchase of intangible assets	-	-	(6,715)
Net cash (used in) provided by investing activities	(635,418)	3,323	(6,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock from the IPO	5,004,915	-	-
IPO costs	(725,939)	-	-
Proceeds from notes payable	250,000	1,360,000	-
Proceeds from (repayment to) related party, net	(330,752)	(327,570)	529,314
Proceeds from (repayment of) line of credit, net	(49,629)	(397)	50,026
Repayment of loan payable	-	-	(11,650)
Net cash provided by financing activities	4,148,595	1,032,033	567,690

Net increase (decrease) in cash and cash equivalents	2,085,098	632,316	(1,990)

Cash and cash equivalents, at the beginning of the period	632,316	-	5,313

Cash and cash equivalents, at the end of the period	$2,717,414	$632,316	3,323

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$-	$-	-
Interest payments	$3,276	$2,531	15,472

Non- cash investing and financing activities:
Shares issued as deferred compensation	$14,216,250	$-	$-
Shares issued for the acquisition of ThinOps	$8,497,415	$-	-
Sale of office condominium as payment to related party	$-	$117,041	-
Assumption of mortgage by related party on sale of building	$-	$329,837	-
Conversion of notes payable and accrued interest	$1,681,731	-	-
Warrants granted on note payables	$12,500	$68,000	-

The accompanying notes are an integral part of the audited consolidated financial statements

CODE REBEL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

Organization

Code Rebel Corporation (the “Company”, “we”, “our”) was organized under the laws of the State of Delaware on May 8, 2014.

Code Rebel, LLC (the “Company”) was organized under the laws of the State of Hawaii on April 27, 2007.  The idea behind Code Rebel was to create a new remote access protocol that would allow the user to access a specific application on a remote Mac computer. After two years of development the protocol concept was extended to be able to merge remote Mac desktop with local Windows desktop. Finally the company developed the full iRAPP Protocol specification, multi-user terminal server for Mac (iRAPP TS), client-side application for Windows (iRAPP Client for Windows) and client-side application for Mac (iRAPP Client for Mac). After multiple requests from customers in 2008, 2009 the support for Microsoft's Remote Desktop Protocol (RDP) has been added. Today, customers can connect to remote Mac using iRAPP Client or any existing RDP Client. Also Code Rebel is distributing iRAPP Terminal Server under single-user license as "iRAPP". The iRAPP TS provides a wide range of usage cases. Our customers are using iRAPP TS to build OSX/iOS applications, access and print corporate documents, run shared business applications, perform quality assurance, control and maintain servers and personal computers remotely.  Code Rebel's Load Balancing solution (free addition to iRAPP TS), allows customers to create a cluster of terminal servers, so multiple users can access multiple servers, using a single entry point.

On July 31, 2015, the Company acquired another subsidiary, ThinOps Resources LLC (ThinOps), in exchange for 667,511 shares of common stock of the Company valued at $8,497,415 and $750,000 in cash. ThinOps was organized under the laws of the State of Texas on October 25, 2012 to provide management and technology consultancy.

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

Initial Public Offering

The Company closed an initial public offering, or IPO, of 1,000,983 shares of common stock at a price of $5.00 per share on May 19, 2015.  The Company received aggregate net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $4.3 million.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents
Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.  We maintain cash deposits at banks located in Hawaii and New York.  Deposits at the banks are insured up to $250,000 by the Federal Deposit Insurance Corporation. The Company’s uninsured portion of the balances held at the banks aggregated to approximately $2,365,069 and $184,000, respectively. No reserve has been made in the financial statements for any possible loss due to any financial institution failure.  The Company has not experienced any losses in such accounts and believes we are not exposed to any significant risk on cash and cash equivalents.

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

The Company has significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at December 31, 2015 and 2014.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

The Company’s federal and state income tax returns for the tax years 2011, 2012, 2013, 2014 and 2015 remain subject to examination for federal and state taxes.

Property& equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer software                                                      3 to 10 years
Computer hardware                                                     5 to 15 years
Furniture and equipment                                             3 to 5 years

Description	2015	2014
Furniture and equipment	$18,185	$-
Total Property and equipment	18,185	-
Less: Accumulated depreciation	(3,178)	-
	$15,007	$-

On December 31, 2014, fixed assets valued at $7,828 that were fully depreciated were disposed.

For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $3,178, $972 and $9,091, respectively.

Valuation of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as fixed assets, patents and trademarks, under the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, “Property, Plant, and Equipment”, which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to FASB ASC 360, we review for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including a discounted value of estimated future cash flows. We report impairment costs as a charge to operations at the time it is recognized. During the years ended December 31, 2015, 2014 and 2013, we determined that there was no impairment of long-lived assets.

Goodwill

Goodwill represents the excess of purchase price over the fair value of acquired tangible and identifiable intangible net assets. We test goodwill for impairment on an annual basis or more frequently if indicators of impairment are present. We perform our annual impairment measurement test on December 31, 2015. Events that may trigger an early impairment review include significant changes in the current business climate, future expectations of economic conditions, declines in our operating results of our reporting units, or an expectation that the carrying amount may not be recoverable.  We determined that there was no impairment for goodwill as of December 31, 2015.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset.  Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820-10, "Fair Value Measurements and Disclosures." ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amounts of the long-term debt approximate their fair values based on current interest rates for instruments with similar characteristics.

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

Level 3:
 Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Management analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, ”Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

Recently Issued Accounting Pronouncements

February 2016, the Financial Accounting Standards Board (“FASB”) issued a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. The new standard is effective for the fiscal year beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued a new standard related primarily to accounting for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new standard will be effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2015, the FASB issued guidance simplifying the presentation of deferred tax liabilities and assets requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements

In May 2015, the FASB issued guidance about a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for the fiscal year beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued new guidance which provides details on when and how to disclose going concern uncertainties. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year and to provide certain footnote disclosures if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern. The new standard is effective for the fiscal year beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

The Company has considered recent accounting pronouncements and believes these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2015 and 2014:

Description	2015	2014
Microsoft License	$10,000	$10,000
Development Costs	33,951	33,951
Trademark	6,714	6,714
Total intangible assets	50,665	50,665

Less: Accumulated amortization	(39,567)	(37,373)

Intangible Assets, net	$11,098	$13,292

Development costs are amortized over 3 years.  Licenses are amortized over 5 years.

Trademarks of $6,714 were deemed to have indefinite lives and are not amortized but are tested for impairment annually.  As of December 31, 2015, the Company concluded there was no impairment.

Amortization expense was $2,194, $4,988 and $6,850 for the years ended December 31, 2015,  2014 and 2013, respectively.

Amortization for the Company’s intangible assets over the next five fiscal years from December 31, 2015 is estimated to be:

2016	$2,196
2017	2,189
$4,385

Note 4 – ACQUISITION OF SUBSIDIARY

On July 27, 2015, the Company, acquired 100% of the membership interests of ThinOps Resources LLC (“ThinOps”), a Texas limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement (“Purchase Agreement”) among Code Rebel, ThinOps and Thomas M. Moreno, the sole member of ThinOps (the “Member”).  ThinOps Resources is a management and technology consulting services firm based in Houston, Texas.

The consideration paid by the Company to the Member in the transaction at closing was $9.25 million in cash and stock.  On July 31, 2015, the Company issued 667,511 shares of its common stock with an agreed upon value of $8.5 million (based on the volume weighted average closing price of the Company’s common stock on the Nasdaq Capital Market for the ten trading days immediately preceding the closing date of the Purchase Agreement).  The total consideration paid excludes transaction costs.

The Company recorded goodwill of $9,194,043 on the acquisition. The table below shows the calculation of the goodwill:

Total Purchase price
Cash	$750,000
Stocks issued (667,511 @ $12.73 per share)	$8,497,415
Total Acquisition Cost	$9,247,415

Less: Net Assets acquired
Cash	132,767
Accounts Receivable	76,901
Other assets	5,289
Total Identifiable Assets	214,957

Accounts payable and accrued expenses	(152,546)
Income tax payable	(9,039)
Total liabilities assumed	(161,585)

Net assets acquired	53,372

Total goodwill	$9,194,043

Note 5 – RELATED PARTY TRANSACTIONS

On January 1, 2014, the Managing Members of Code Rebel, LLC agreed to sell the office condominium (condo) to a related party, Bump Networks, Inc.  Bump Networks, Inc. assumed the related mortgage and the difference between the mortgage assumption and the sales price reduced the loan payable to Bump Networks, Inc.  The net amount applied against the loan was $117,041.

Building	$351,781
Land	128,600
Total property value	480,381
Less: Accumulated depreciation	(33,503)
Net property value	$446,878

Sale price to related party	$446,878
Mortgage associated with the property	(329,837)
Reduction of loan payable to related party	$117,041

As of December 31, 2015 and 2014, the Company contracted services from a related company controlled by a member and officers of this Company. Contracted services included development, rent and administrative services that amounted to $377,677, $133,622 and $120,538, respectively, during the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015 and December 31, 2014, respectively, the Company had amounts payable to the related company of $113,653 and $444,405.

As of December 31, 2015 and December 31, 2014, respectively, the Company had accounts payable to the related company of $38,406 and $0.

The Company has a cash deposit of $2,200,000 with another company whose member owns approximately 12.5% shares of Code Rebel.

Note 6 – LINE OF CREDIT

Code Rebel, LLC obtained a line of credit with First Hawaii Bank on May 21, 2012 for $50,000 with an adjustable interest rate.  The terms of the current line of credit are interest at 6.4635% per annum, minimum monthly payments of $263.38 for interest, with final payment due by May 31, 2016.  The line of credit is guaranteed by an officer of the Company.  As of June 30, 2015, the Company had paid off the line of credit. The Company paid interest of $1,266, $3,204 and $1,676 for the years ended December 31, 2015, 2014 and 2013, respectively, on the line of credit.

Note 7 – NOTE PAYABLES

Convertible Note Payables
In 2014 and during the six month period ended June 30, 2015, the Company made an offering to several institutional and accredited investors up to an aggregate of $4,000,000 of Company notes in exchange for a payment of $4,000,000 of consideration to the Company. The notes entitled the holders to purchase shares of the Company’s equity securities. The notes were unsecured and were convertible into conversion shares on the happening of the earlier of the following transactions:

●
Next Equity Financing: The principal and accrued interest would be automatically converted into conversion shares upon the closing of the Next Equity Financing. Notwithstanding the foregoing, the interest accrued on the note may be paid in cash upon the option of the Company.

●
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

Since the notes were convertible subject to the happening of a contingent event, no beneficial conversion feature was recorded on the notes. There was no minimum aggregate amount of consideration that must be received by the Company to complete the offering and sale of up to $4,000,000.  In return for the consideration paid by the lender, simultaneous with the sale and issuance of the note, the Company also had to issue to the lender a warrant entitling the lender or other holder thereof to purchase that number of share of common stock as was be determined by (a) dividing 5% of the consideration paid by the lender, by (b) exercise price. The exercise price of the warrant was equal to:

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

On May 19, 2015, all the notes, plus the accrued interest, were converted into 1,681,731 shares of common stock in exchange for the principal amount of $1,610,000 and the accrued interest of $71,731 on the same. The shares were issued at $1 per share in the equity financing and the notes were also converted at the rate of $1 per share. As of December 31, 2015, there are no notes payable. During the years ended December 31, 2015, 2014 and 2013, the interest expense on the convertible notes was $31,862, $3,204 and $0, respectively.

Note 8 – STOCK WARRANTS

The Company had $80,500 in stock warrant liabilities from the eight notes payables discussed in note 7.  In return for the consideration paid by the lender, simultaneous with the sale and issuance of the note, the Company issued to the lender a warrant entitling the lender or other holder thereof to purchase that number of share of common stock as determined by (a) dividing 5% of the consideration paid by the lender, by (b) exercise price. The exercise price of the warrant was equal to:

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

In connection with the closing of our IPO, the Company also issued a warrants to Burnham Securities, Inc. to their role as the sole underwriter for our IPO, The Company refer to this as the Underwriting Warrant.  The Company issued them a 5-year warrant to purchase 40,039 shares of common stock at an exercise price of $5.00 per share.  The warrant was not exercisable until November 7, 2015 (180-days from the date of the underwriting agreement) and expires May 11, 2020. The Company estimated the fair value of the Underwriting Warrant at issuance date to be $47,246 using the Black-Scholes option valuation model with the following assumptions: market price of the stock of $5.00 per share, time to maturity of 5 years, volatility of 23%, zero expected dividend rate and risk free rate of 1.59%.

A roll-forward of warrant activity from January 1, 2015 to December 31, 2015 is shown in the following table:

	Issued and Outstanding Warrants as of January 1, 2015	Warrants Issued	Warrants Exercised/ Expired	Issued and Outstanding Warrants as of December 31, 2015
Convertible Notes	80,500	-	-	80,500
Underwriter Warrants	-	40,039	-	40,039
	80,500	40,039	-	120,539

Note 9 –STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 25,000,000 shares of Common Stock authorized at a par value of $0.0001 as of December 31, 2015.  There were 10,000,000 shares issued and outstanding from the Reorganization on May 20, 2014.  Each Common shareholder has one (1) vote.

On May 19, 2015, the Company closed the initial public offering whereby 1,000,983 shares of common stock were sold at $5.00 per share. The company paid $725,939 for consulting legal charges directly related to the public offering. These expenses were adjusted against the selling price of the common stock.

Simultaneously with the close of the initial public offering, the company also issued 1,681,731 shares in exchange for the conversion of the convertible notes and accrued interest on the same (Note 7).

On July 31, 2015, the Company issued 667,511 shares of common stock at $12.73 per share for the acquisition of ThinOps Resources LLC (See Note 4).

On August 31, 2015, the Company issued 4,000 shares of common stock, valued at $ 57,200 as fee paid for advisory services.

On October 27, 2015, the Company paid 150,000 shares to a consultant as a fee to terminate their agreement. The shares were valued at the fair market value of $5.11 per share and the total value of $766,500 has been recorded as an expense in the accompanying consolidated financial statements.

As of December 31, 2015, the company had 13,879,225 outstanding shares of common stock, including 375,000 shares for restricted stock.

Dividend Policy

The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 10 –SHARE-BASED COMPENSATION

The Company entered into a restricted stock award agreement, with a board member, in accordance with the Company’s 2014 Equity Incentive Award Plan. Pursuant to the plan, the Company agreed to award 375,000 whole shares of Restricted Common Stock which shall be subject to the terms and conditions and restrictions specified in the plan and agreement. The Company amended the agreement to change the vesting of the shares to begin in December 2015 and be fully vested as of December 2016. The fair value for restricted stock is calculated based on the stock price on the date of grant.

	Shares of Unvested Restricted Stock	Weighted Average Grant Date Fair Value
Unvested restricted stock as of January 1, 2015	-	$-
Granted	375,000	$37.91
Vested	-	$-
Forfeited	-	$-
Unvested restricted stock as of December 31, 2015	375,000	$37.91

The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2015, there was $13,031,563 of total unrecognized compensation expense related to unvested restricted stock. The expense is expected to be recognized over the next 11 months.

The vesting of certain restricted stock grants may result in state and federal income tax benefits, or reductions in these benefits, related to the difference between the market price of the Company’s common stock at the date of vesting and the date of grant. As of December 31, 2015, the Company did not recognize any benefits or reductions in tax benefits.

Note 11– INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the years ended December 31, 2015, 2014 and 2013:

Income Tax Expense
	2015	2014	2013
Current	$1,657	$-	$-
Deferred	-	-	-
Total	$1,657	$-	-

The following are the components of loss before income tax reflected in the Statement of Operations for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Loss before income tax	$(3,590,591)	$(679,942)	$(579,587)

Income tax	$1,657	$-	$-

Effective tax rate	0%	0%	0%

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the years ended December 31, 2015, 2014 and 2013:

Income Tax Rate Reconciliation
	2015		2014	2013
US statutory rates	34%		34%	34
Loss from operations	(34	) %	(34)%	(34)
Tax expense at actual rate	-%		-%	-

NOTE 12 – SEGMENT INFORMATION

The Company operates in two business segments: providing end user applications and providing management and consulting services. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.

The following table summarizes significant financial information by segment:
	2015	2014	2013
Revenues from unaffiliated customers:
End User Applications	$173,758	$223,453	$146,763
Consultancy	352,641	-	-
Unallocated	-	-	-
Consolidated Totals	$526,399	$223,453	$146,763

Net Income:
End User Applications	$(618,916)	$(323,253)	$(579,587)
Consultancy	(17,610)	-	-
Unallocated	(2,954,065)	(356,689)	-
Consolidated Totals	$(3,590,591)	$(679,942)	$(579,587)

Depreciation and amortization:
End User Applications	$5,372	$5,691	$18,973
Consultancy	-	-	-
Unallocated	-	-	-
Consolidated Totals	$5,372	$5,691	$18,973

Interest expense:
End User Applications	$1,266	$3,605	$15,472
Consultancy	2,011	-	-
Unallocated	33,721	39,595	-
Consolidated Totals	$36,997	$43,200	$15,472

Capital expenditures:
End User Applications	$18,185	$-	$6,715
Consultancy	-	-	-
Unallocated	-	-	-
Consolidated Totals	$18,185	$-	$6,715

Identifiable assets:
End User Applications	$60,744	$29,668	$470,991
Consultancy	9,360,768	-	-
Unallocated	2,647,853	631,185	-
Consolidated Totals	$12,069,365	$660,853	$470,991

Note 13–SUBSEQUENT EVENTS

On January 12, 2016, Code Rebel Corporation (“Code Rebel”) granted the Chief Financial Officer and Secretary of Code Rebel, an incentive stock option to purchase 400,627 shares of common stock of Code Rebel (“Optioned Shares”) at an initial exercise price per share of $2.44, which was deemed to be equal to or greater than the fair market value of a share of common stock as of the close of market on the date of the grant.  The incentive stock option was granted pursuant to a Stock Option Agreement (“Stock Option Agreement”) and in accordance with Code Rebel’s 2014 Equity Incentive Award Plan (the “Plan”). Under the Stock Option Agreement, (i) 25% of the Optioned Shares vest on the date of grant, and (ii) the remaining 75% of the Optioned Shares vest in equal monthly installments as of the last calendar day of each month over a period of 18 vesting periods, with the first vesting date being January 31, 2016, subject to acceleration upon certain events including a Change in Control, disability (each, as defined by the Plan) or death.

On January 14, 2016, Code Rebel Corporation (“Code Rebel”) provided an unsecured loan of $500,000 to Aegis Identity Software, Inc. (“Aegis Identity”), a privately-held company that provides identity and access management products and services for education information technology environments.  We have increased this loan to an aggregate amount of $621,448.  The loan is evidenced by a promissory note issued by Aegis Identity (the “Promissory Note”) in the principal amount of $500,000 that bears interest at the rate of 9% per annum, compounded annually, provided that during any Event of Default (as defined in the Promissory Note), the interest rate increases to 15% per annum, compounded annually.  The obligations under the Promissory Note will be discharged in full if the contemplated merger of Aegis and Code Rebel is consummated, as further described below. If such merger is not consummated, the Promissory Note, including accrued interest, is due and payable on June 30, 2016, or upon certain other specified events as specified in the Promissory Note. The proceeds of the loan are expected to be used by Aegis Identity for general working capital purposes, including the payment of expenses related to the proposed merger with Code Rebel.

On March 11, Code Rebel, CR Acquisition Corporation, a Delaware corporation wholly owned by the Company (“CRAC”), and Aegis, entered into an Agreement and Plan of Merger that provides for the acquisition of Aegis by the Company (such agreement, as it may be amended from time to time, the “Merger Agreement”). Upon the terms and subject to the conditions of the Merger Agreement, CRAC will merge with and into Aegis, with Aegis surviving the Merger as a wholly owned subsidiary of the Company (the “Merger”). If the Merger is effectuated, Aegis stockholders will be issued such number of Code Rebel common stock (the “CR Shares”) on the closing date of the Merger as will in aggregate constitute 60% of the issued and outstanding CR Shares on a fully-diluted basis on the closing date.  Completion of the Merger is subject to the satisfaction of customary closing conditions, including the receipt of the approval of the stockholders of Code Rebel and Aegis. There can be no assurance that the Closing of the Merger will occur

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements.

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list our quarterly financial information for the years ended December 31, 2015, 2014 and 2013:

2013	Q1	Q2	Q3	Q4

Net revenues	$29,482	$49,914	$42,832	$24,535
Gross profit (loss)	(148,392)	14,160	162,879	(11,162)
Loss from operations	(294,751)	(121,281)	18,167	(162,733)
Net loss	$(298,797)	$(125,485)	$14,665	$(169,970)
Basic and diluted loss per share	$(0.03)	$(0.01)	$0.00	$(0.02)

2014	Q1	Q2	Q3	Q4

Net revenues	$44,362	$79,856	$51,335	$47,900
Gross profit (loss)	24,840	54,480	15,993	(29,450)
Loss from operations	(62,720)	(181,708)	(134,524)	(224,702)
Net loss	$(63,583)	$(184,750)	$(165,320)	$(266,289)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

2015	Q1	Q2	Q3	Q4

Net revenues	$36,700	$44,723	$249,912	$195,064
Gross profit (loss)	(24,420)	(37,072)	24,652	(80,440)
Loss from operations	(139,822)	(192,255)	(514,870)	(2,657,577)
Net loss	$(162,401)	$(250,382)	$(516,198)	$(2,661,610)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.20)